Form 10-Q
period 1993-11-27
SEAWAY FOOD TOWN INC
filed 1994-01-10
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.
                              20549

                            FORM 10 Q
(Mark One)


( X )   Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended November 27, 1993 Commission File number 0-80.


(   ) Transition Report Pursuant to Section 13 or 15 (d) of the
      Securities Exchange Act of 1934

      For the transition period from
                                  to

     SEAWAY FOOD TOWN, INC.
     (Exact name of registrant as specified in its charter)

             Ohio                            34-4471466
   (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)        (Identification No.)


    1020 Ford Street, Maumee, Ohio                 43537
(Address of principal executive offices)         (Zip Code)


                             419/893-9401
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                 Outstanding at December 29, 1993
   Common stock, without par                  2,335,920 shares
   value (stated value $2.00
   per share)

PART I.   FINANCIAL INFORMATION

Summarized Financial Information


The following consolidated statements of income, condensed consolidated balance sheets, and condensed consolidated state-ments of cash flows are unaudited, but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of its financial position, results of operations and cash flows for the periods and the dates indicated. Since the unaudited financial state-ments have been prepared in accordance with instructions to Form 10-Q, they do not contain all disclosures normally provided in annual financial statements; they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's 1993 Annual Report to Shareholders.

                PART I.  FINANCIAL INFORMATION   (Continued)
                --------------------------------------------
                      Consolidated Statements of Income
                      ---------------------------------
                     (Thousands of Dollars - Except
                      Average Share and Per-share Data)
                                          Thirteen Weeks Ended
                                        -------------------------
                                        November 27,  November 28,
                                           1993          1992
                                        -----------   -----------
Net sales                                 $132,500      $140,400
Cost of merchandise sold                    99,933       107,157
                                        -----------   -----------
Gross profit                                32,567        33,243
 Selling, general and administrative
  expenses                                  31,876        31,854
                                        -----------   -----------
Operating profit                               691         1,389

Interest expense                            (1,179)       (1,151)
Other income - net                             111           314
                                        -----------   -----------
Income (loss) before income taxes and         (377)          552
 cumulative effect of change in
 accounting for income taxes

Provision (credit) for income taxes           (128)          204
                                        -----------   -----------
Income (loss) before cumulative effect of
 change in accounting for income taxes        (249)          348

Cumulative effect of change in
 accounting for income taxes (Note C)         (256)
                                        -----------   -----------
Net income (loss)                            ($505)         $348
                                        ===========   ===========

Per common share:
 Income (loss) before cumulative effect of
 change in accounting for income taxes      ($0.11)        $0.15
                                            =======       =======
 Net income (loss)                          ($0.22)        $0.15
                                            =======       =======
 Dividends paid                              $0.09         $0.09
                                            =======       =======
Ave. number of shares outstanding        2,336,829     2,329,904
                                        ===========   ===========



  PART I.  FINANCIAL INFORMATION    (Continued)
                ---------------------------------------------
                    Condensed Consolidated Balance Sheets
                    -------------------------------------
                            (Thousands of Dollars)
                                               November 27,  August 28,
                                                  1993          1993
                                              ------------ ------------
ASSETS
Current assets:
   Cash and cash equivalents                       $8,644        $7,530
   Income tax recoverable                             500           427
   Notes and accounts receivable                    7,347         6,995
   Less allowance for doubtful accounts              (400)         (400)
   Merchandise inventories (Note B)                67,553        61,913
   Less LIFO reserve                              (17,593)      (17,594)
   Prepaid expenses, including deferred
    income taxes (Note C)                           5,407         2,466
                                               -----------   -----------
      Total current assets                         71,458        61,337
 Other assets                                       5,569         5,781
 Property and equipment:
   Cost                                           177,925       176,291
   Less accumulated depreciation and
      amortization                                (92,229)      (90,638)
                                               -----------   -----------
      Net property and equipment                   85,696        85,653
                                               -----------   -----------
                                                 $162,723      $152,771
                                               ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
   Accounts payable                               $39,158       $35,904
   Income taxes                                       265           377
   Accrued liabilities                             13,868        14,946
   Long-term debt due within one year               3,403         3,555
                                               -----------   -----------
      Total current liabilities                    56,694        54,782
Long-term debt                                     61,868        55,705
Deferred income taxes (Note C)                      4,548         1,772
Deferred other                                      3,057         3,339
Shareholders' equity:
   Common stock                                     4,672         4,728
   Capital in excess of stated value                  433           470
   Retained earnings                               31,518        32,500
   Unallocated common shares held by ESOP             (67)         (525)
                                               -----------   -----------
      Total shareholders' equity                   36,556        37,173
                                               -----------   -----------
                                                 $162,723      $152,771
                                               ===========   ===========


             PART I.   FINANCIAL INFORMATION (Continued)
              -------------------------------------------

              Condensed Consolidated Statements of Cash Flows
              -------------------------------------------------

                           (Thousands of Dollars)

                                                Thirteen Weeks Ended
                                            ----------------------------
                                           November 27,     November 28,
                                              1993             1992
                                           -----------      -----------
OPERATING ACTIVITIES-net cash
  (used) provided                             ($1,039)          $2,451
INVESTING ACTIVITIES:
Expenditures for property and equipment        (3,213)          (3,100)
Proceeds from sale of property and other assets    41              ---
Other                                             216             (785)
                                           -----------      -----------
  Net cash used in investing activities        (2,956)          (3,885)


FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt       7,600            3,700
Payments of long term debt                    (1,666)            (922)
Payments for acquisition of common shares       (331)             (92)
Dividends paid                                  (212)            (210)
Contributions to ESOP                            ---               (4)
Decrease in deferred other                      (282)            (278)
                                          -----------      -----------
Net cash provided by financing activities:     5,109            2,194
                                          -----------      -----------
Increase in Cash and Cash Equivalents          1,114              760

Cash & cash equivalents at beginning of period 7,530            7,403
                                          -----------      -----------
Cash and cash equivalents at end of period    $8,644           $8,163
                                          ===========      ===========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:

   Interest                                    $929             $949
                                         ===========      ===========
   Income Taxes                                 $65               $0
                                         ===========      ===========


                      PART I.   FINANCIAL INFORMATION (Continued)
Notes to Summarized Financial Information

Note A.
	Net income per common share is based on the weighted average number of shares outstanding during the periods adjusted for unallocated shares of the ESOP. Shares issuable under outstanding stock options were not included in the per-share computations since inclusion would not result in any significant dilution or would be anti-dilutive.

Note B.
	Meat, produce and pharmacy inventoreis are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. All other merchandise inventories (including store inventories which are deter-mined by the retail inventory method) are valued at the lower of cost using, the last-in, first-out (LIFO) method, or market.

Note C.
	Effective August 29, 1993, the Company adopted the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes: (Statement 109). As permitted by Statement 109, prior year financial statements have not been restated to reflect the change in accounting method. The cumulative effect as of August 29, 1993 of adopting Statement 109 decreased net income by $256,000 or $.11 per share.

	Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the liability method prescribed by Statement 96, which is superseded by Statement 109. Among other changes, Statement
109 changes the recognition and measurement criteria for deferred tax assets and the classification criteria for deferred tax assets and liabilities included in Statement 96.

	After giving effect to the adoption of Statement 109, significant components of the Company's deferred tax assets and liabilities at
August 29, 1993 are as follows (in thousands):
Net Current deferred tax assets:
  Accrued expenses                                     $2,907,000
  Expenses inventoried for tax purposes                   511,000
  Other                                                   (84,000)
                                                       ----------
                                                       $3,334,000
                                                       ==========






PART I.   FINANCIAL INFORMATION (Continued)

Notes to Summarized Financial Information (continued)
Net non-current deferred tax liabilities:

  Excess tax depreciation                             $4,886,000
  Deferred project costs                               1,016,000
  Tax credit carryforwards                            (1,461,000
                                                      ----------
                                                      $4,441,000
                                                      ==========

	The Company has alternate minimum tax credits of $1,127,000 and targeted jobs tax credits of $226,000 which can be applied against regular tax liabilities in future years. Additionally, the Company has contribution carryforwards of approximately $108,000 which can be applied against taxable income in future years. The targeted jobs tax credits expire in 2008 which the contribution carryforwards expire in 1997 and 1998.



   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

Results of Oerations

Net sales for the first fiscal quarter of 1994 were $132,500,000 or 5.6% lower than the same quarter of 1993. Most of this net de-crease is attributable to decreased supermarket sales resulting from
increased competition in our market area.   There were three less
supermarkets in operation as of the end of the quarter as compared to the same quarter of the prior year which also contributed to the decrease in sales. Sales from stores in operation both this past quarter as well as the same quarter a year ago were 3.49% less in the current year.

Gross margins, as a percent of sales, increased .9% in the first quarter of fiscal 1994 compared to the same quarter in fiscal 1993. Gross margins have rebounded this year after a period of reduced margins resulting from promotions associated with expansion of drugstores into new markets and planned promotional activity in the supermarket area in the prior year.

As a percent of sales, selling, general and administrative ex-penses increased 1.4% in the first quarter compared to the same quarter of 1993. This increase is attributable to the decrease in net sales from the same quarter a year ago.

Interest expense increased $28,000 compared to the first quarter of 1993. This increase is due primarily to increased borrowings offset by lower interest rates.

Other income - net decreased 64.6% compared to the same quarter in 1993. This decrease is due primarily to losses on the disposal of assets.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect.  The company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
this quarter.   The cumulative effect of this standard, as of the
beginning of this quarter,  decreased income by $256,000 or $.11 per share.

   Management's Discussion and Analysis of Financial Condition
              and Results of Operations (continued)



Liquidity and Capital Resources

At November 27, 1993, the Company's working capital has increased $8,209,000 compared to August 28, 1993, and $1,635,000 from the first quarter of the prior year. The working capital ratio was
1.26 to 1 at the end of this quarter compared to 1.12 to 1 at August 28, 1993 and 1.24 to 1 at November 29, 1992. During the first thirteen weeks of 1994, cash and cash equivalents increased $1,114,000 to $8,644,000 which was largely due to increased borrowings offset by increased inventory levels which increased largely due to the time of year.

The funds required by the Company on a continuing basis for working capital, capital expenditures, and other needs are gener-ated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through insti-tutional lenders. During the first quarter of 1994 it was neces-sary to borrow against revolving credit agreements with the maximum amount outstanding under such agreements being $29,600,000.

                   PART II.  OTHER INFORMATION

Item 4.Results of votes of security holders

(a)

The Annual Meeting of Shareholders of Seaway Food Town, Inc. was held on January 6, 1994.

(b)
The election of the Directors previously nominated and as set forth in the Proxy Statement of December 10, 1993, which is incorporated herein by reference, was by the following vote:

          1,893,793  shares voted FOR

             18,753  shares voted AUTHORITY TO VOTE WITHHELD

(c)
Pursuant to the proposal set forth in the Proxy Statement of December 10, 1993, which is incorporated herein by reference, approval of Ernst & Young as auditors for the fiscal year ending
August 27, 1994 was by the following vote:

          1,888,871  shares voted FOR

             18,028  shares voted AUTHORITY TO VOTE WITHHELD

              5,647  shares voted AGAINST

Item 6.  -  Exhibits and Reports on Form 8 K.




   6(b)   Reports on Form 8 K.

          There were no Form 8 K reports required to be filed by the Company during any of the months included in the most recently completed fiscal quarter.


                            Signature


     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly author-ized.



                                 SEAWAY FOOD TOWN, INC.,
                                    Registrant



Date January 7, 1994      By Richard B. Iott
                             Richard B. Iott, President





Date January 7, 1994      By Waldo E. Yeager
                             Waldo E. Yeager,
                             Chief Financial Officer,
                             Treasurer