Form 10-Q
period 1994-02-26
SEAWAY FOOD TOWN INC
filed 1994-04-11
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.
                              20549

                            FORM 10 Q
(Mark One)


( X )   Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended February 26, 1994 Commission File number 0-80.


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

         Class                 Outstanding at April 7, 1994
   Common stock, without par                  2,293,532 shares
   value (stated value $2.00
   per share)

PART I.   FINANCIAL INFORMATION

Summarized Financial Information:


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

                PART I.  FINANCIAL INFORMATION   (Continued)
                --------------------------------------------
                      Consolidated Statements of Income
                      ---------------------------------
                     (Thousands of Dollars - Except
                      Average Share and Per-share Data)
                            Thirteen Weeks Ended     Twenty-Six Weeks Ended
                          -------------------------  -----------------------
                          February 26,  February 27, February 26,  February 27,
                             1994          1993        1994          1994
                          -----------   -----------  ------------  ------------
Net sales                    $139,404      $148,446   $271,904      $288,846
Cost of merchandise sold      104,960       111,934    204,893       219,091
                           -----------   -----------  --------      --------
Gross profit                   34,444        36,512     67,011        69,755
Selling, general and
  administrative expenses      32,394        33,490     67,270        65,344
                          -----------   -----------  --------      --------
Operating profit                2,050         3,022      2,741         4,411

Interest expense               (1,159)       (1,188)    (2,338)       (2,339)
Other income - net                522           258        633           572
                           -----------   -----------  --------      --------
Income before income taxes
 and cumulative effect of
 change in accounting for
 income taxes                   1,413         2,092      1,036         2,644

Provision for income taxes       (439)         (827)      (311)       (1,031)
                           -----------   -----------  --------      --------
Income before cumulative
 effect of change in
 accounting for income taxes      974         1,265        725         1,613

Cumulative effect of change
 in accounting for income
 taxes (Note C)                                           (256)
                           -----------   -----------  --------      --------
Net income                       $974        $1,265       $469        $1,613
                              ========     ========    =======        ======

Per common share:
 Income before cumulative effect
 of change in accounting for
 income taxes                  $0.42          $0.54      $0.31         $0.69
                               =======       =======    ======        ======
 Net income                    $0.42          $0.54      $0.20         $0.69
                               =======       =======    ======        ======
 Dividends paid                $0.09          $0.09      $0.18         $0.18
                               =======       =======    ======        ======
Ave. number of shares
 outstanding                2,323,631     2,339,833   2,330,230     2,334,910
                           ===========   ===========  =========     =========



  PART I.  FINANCIAL INFORMATION    (Continued)
                ---------------------------------------------
                    Condensed Consolidated Balance Sheets
                    -------------------------------------
                            (Thousands of Dollars)
                                               February 26,  August 28,
                                                  1994          1993
                                              ------------ ------------
ASSETS
Current assets:
   Cash and cash equivalents                       $7,608        $7,530
   Income tax recoverable                             ---           427
   Notes and accounts receivable                    6,932         6,995
   Less allowance for doubtful accounts              (450)         (400)
   Merchandise inventories (Note B)                60,292        61,913
   Less LIFO reserve                              (17,652)      (17,594)
   Prepaid expenses, including deferred
    income taxes                                    5,469         2,466
                                               -----------   -----------
      Total current assets                         62,199        61,337
 Other assets                                       5,627         5,781
 Property and equipment:
   Cost                                           178,282       176,291
   Less accumulated depreciation and
      amortization                                (94,389)      (90,638)
                                               -----------   -----------
      Net property and equipment                   83,893        85,653
                                               -----------   -----------
                                                 $151,719      $152,771
                                               ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
   Accounts payable                               $38,782       $35,904
   Income taxes                                       145           377
   Accrued liabilities                             13,032        14,946
   Long-term debt due within one year               3,281         3,555
                                               -----------   -----------
      Total current liabilities                    55,240        54,782
Long-term debt                                     51,927        55,705
Deferred income taxes                               4,663         1,772
Deferred other                                      2,869         3,339
Shareholders' equity:
   Common stock                                     4,609         4,728
   Capital in excess of stated value                  450           470
   Retained earnings                               31,961        32,500
   Unallocated common shares held by ESOP             ---          (525)
                                               -----------   -----------
      Total shareholders' equity                   37,020        37,173
                                               -----------   -----------
                                                 $151,719      $152,771
                                               ===========   ===========


             PART I.   FINANCIAL INFORMATION (Continued)
              -------------------------------------------
              Condensed Consolidated Statements of Cash Flows
              -------------------------------------------------

                           (Thousands of Dollars)

                                              Twenty-Six  Weeks Ended
                                            ----------------------------
                                           February 26,     February 27,
                                              1994             1993
                                           -----------      -----------
OPERATING ACTIVITIES

Net cash provided                              $9,978           $8,895

INVESTING ACTIVITIES

Expenditures for property and equipment        (4,663)          (7,879)
Proceeds from sale of property and
 other assets                                     123              123
Other                                             167             (798)
                                           -----------      -----------
  Net cash used in investing activities        (4,373)          (8,554)


FINANCING ACTIVITIES

Proceeds from issuance of long-term debt        7,885            4,000
Payments of long term debt                    (11,791)          (1,801)
Payments for acquisition of common shares        (729)            (149)
Dividends paid                                   (422)            (420)
Contributions to ESOP                             ---               (7)
Decrease in deferred other                       (470)            (517)
                                           -----------      -----------
Net cash provided by (used in)
 financing activities                          (5,527)           1,106
                                           -----------      -----------
Increase in cash and cash equivalents              78            1,447

Cash & cash equivalents at
 beginning of period                            7,530            7,403
                                           -----------      -----------
Cash and cash equivalents at
 end of period                                 $7,608           $8,850
                                           ===========      ===========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:

   Interest                                    $2,412           $2,377
                                           ===========      ===========
   Income Taxes                                  $161             $214
                                           ===========      ===========


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

Note C.
	Effective August 29, 1993, the Company adopted the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (Statement 109). As permitted by Statement 109, prior year financial statements have not been restated to reflect the change in accounting method. The cumulative effect as of August 29, 1993 of adopting Statement 109 decreased net income by $256,000 or $.11 per share.

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

Results of Operations

Net sales for the second fiscal quarter of 1994 were $139,404,000 or 6.1% lower than the same quarter of 1993. On a year to date basis, net sales were $271,904,000 or 5.9% lower than 1993. Most of this net de-crease was attributable to decreased supermarket sales resulting from three less supermarkets in operation as of the end of the quarter as compared to the same quarter of the prior year along with increased
competition in our market area.   There was also a small drop in drug-
store sales attributable to increased market competition. Sales from stores in operation both this past quarter as well as the same quarter a year ago were 3.71% less in the current year.

Gross margins, as a percent of sales, increased .11% in the second quarter of fiscal 1994 compared to the same quarter in fiscal 1993. On a year to date basis, these margins increased .50% between 1994 and 1993. Gross margins have rebounded this year after a period of reduced margins resulting from promotions associated with expansion of drugstores into new markets and planned promotional activity in the supermarket area in the first quarter of 1993.

As a percent of sales, selling, general and administrative ex-penses increased .68% in the second quarter and 1.02% on a year to date basis as compared to 1993. This percentage increase is attributable to lower sales levels offset somewhat by lower administrative, advertising, and store expenses, including labor, rents, taxes, supplies and utilities.

Interest expense decreased $29,000 compared to the second quarter
of 1993, and $1,000 on a year to date basis.   This decrease is due
primarily to lower interest rates on outstanding borrowings.

Other income - net increased 102.3% over to the same quarter in 1993 and 10.7% on a year to date basis. These increases are due primarily to current year gains on disposals of assets.

Income taxes as a percent of pre-tax income are slightly less than the statutory tax rates in effect due to utilization of tax credits. The company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in the first quarter.
The cumulative effect of this standard decreased income for the twenty-six weeks ended February 26, 1994 by $256,000 or $.11 per share.

   Management's Discussion and Analysis of Financial Condition
              and Results of Operations (continued)



Liquidity and Capital Resources

During the first twenty-six weeks of fiscal 1994, the Company's working capital increased $404,000 as compared to August 28, 1993. The working capital ratio was 1.13 to 1 at the end of this quarter compared to 1.12 to 1 at August 28, 1993 and 1.21 to 1 at February 27, 1993. During the first twenty-six weeks of fiscal 1994, the company generated $9,978,000 which was used primarily to finance capital expenditures and reduce outstanding borrowings.

The funds required by the Company on a continuing basis for both working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agree-ments which have been arranged primarily through institutional lenders. During the second quarter of 1994 the company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $30,800,000.

Subsequent to the end of this quarter, the company renewed its existing revolving credit agreements and obtained an additional revolving credit agreement, which together, provide $40,000,000 in available borrowings through October 1, 1996, at which time any outstanding borrowings will convert to term notes payable over four years.

Item 6. - Exhibits and Reports on Form 8 K.


  6(b)  Reports on Form 8K.

       There were no Form 8 K reports required to be filed by the Company during any of the months included in the most recently completed fiscal quarter.

                                      Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SEAWAY FOOD TOWN, INC.,
                                    Registrant



Date April 11, 1994       By Richard B. Iott
                             Richard B. Iott, President





Date April 11, 1994       By Waldo E. Yeager
                             Waldo E. Yeager,
                             Chief Financial Officer,
                             Treasurer