Form 10-Q
period 1994-05-28
SEAWAY FOOD TOWN INC
filed 1994-07-11
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC
                              20549

                            FORM 10 Q
(Mark One)

( X )   Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended May 28, 1994 Commission File number 0-80.


(   )   Transition Report Pursuant to Section 13 or  15  (d)  of
        the Securities Exchange Act of 1934

            For the transition period from
                                        to


                              SEAWAY FOOD TOWN, INC.
        (Exact name of registrant as specified in its charter)

                  Ohio                            34-4471466
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)        Identification No.)

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

         Class                    Outstanding at July 7, 1994
        Common stock, without par      2,289,732 shares
        value (stated value $2.00
        per share)

                 PART I.   FINANCIAL INFORMATION

Summarized Financial Information:

      The following consolidated statements of income, condensed consolidated balance sheets, and condensed consolidated state-ments of cash flows are unaudited, but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of its financial position, results of operations and cash flows for the periods and the dates indicated. Since the unaudited financial state-ments have been prepared in accordance with instructions to Form 10-Q, they do not contain all disclosures normally provided in annual financial statements, and should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's 1993 Annual Report to Shareholders.



          PART I.  FINANCIAL INFORMATION   (Continued)
                Consolidated Statements of Income
(Thousands of Dollars - Except Average Share and per-share data)
                            Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                         -------------------------    -----------------------
                            May 28,     May 29,        May 28,         May 29,
                              1994        1993           1994            1993
                        -----------  ----------     ----------     ----------
Net sales                 $136,191    $141,745       $408,095       $430,591
Cost of merchandise sold   101,528     106,744        306,421        325,835
                        -----------  ----------     ----------     ----------
Gross profit                34,663      35,001        101,674        104,756

Selling, general and admin-
   istrative expenses       32,346      34,074         96,616         99,418
                        -----------  ----------     ----------    ----------
Operating profit             2,317         927          5,058          5,338

Interest expense            (1,031)     (1,125)        (3,369)        (3,464)
Other income - net             315         228            948            800
                       -----------  -----------     ----------    -----------
Income before income taxes, extraordinary
  item and cumulative effect of change in
  accounting for income
  taxes                     1,601           30          2,637          2,674

Provision for income taxes  (638)         ---            (949)        (1,031)
                      -----------  -----------      -----------   -----------
Income before extraordinary item
  and cumulative effect of change in
  accounting for
  income taxes               963            30          1,688          1,643

Extraordinary item -- loss from early
  extinguishment of debt, less applicable
  income taxes of $39        (70)         ---             (70)            ---

Cumulative effect of change in
  accounting for
  income taxes (Note C)     ---          ---             (256)            ---
                     ----------      ----------     ----------      ----------
Net income          $       893     $       30      $    1,362     $    1,643
                     ==========     ==========      ==========      =========
Per common share:
  Income before extraordinary item and
  cumulative effect of change in
  in accounting for
  income taxes          $ 0.42         $  0.01         $ 0.73         $  0.70

  Extraordinary item    ( 0.03)           ---          ( 0.03)            ---
  Cumulative effect        ---            ---          ( 0.11)            ---

  Net income            $ 0.39         $  0.01         $ 0.59         $  0.70
                        ======         ======         ======           ======
  Dividends paid        $ 0.09         $  0.09         $ 0.27         $  0.27
                        ======         ======         ======           ======
  Ave. number of
  shares outstanding  2,295,246    2,331,138       2,318,569        2,333,653
                      =========    =========       =========        =========

            PART I. FINANCIAL INFORMATION (Continued)

              Condensed Consolidated Balance Sheets

                     (Thousands of Dollars)

                                         May 28,       August 28,
                                          1994            1993
                                    -------------     -------------
ASSETS:
Current Assets:
  Cash and cash equivalents              $ 8,821         $  7,530
  Income tax recoverable                     ---              427
  Notes and accounts receivable            6,719            6,995
  Less allowance for doubtful accounts      (450)            (400)
  Merchandise inventories (Note B)        62,032           61,913
  Less LIFO reserve                      (17,670)         (17,594)
  Prepaid expenses, including
    deferred income taxes                  5,258            2,466
                                    -------------    -------------
                                          64,710           61,337

Other assets                               6,034            5,781

Property and equipment:
  Cost                                   182,733          176,291
  Less accumulated depreciation
    and amortization                     (97,395)         (90,638)
                                  --------------     ------------
  Net property and equipment              85,338           85,653
                                   -------------     ------------
                                        $156,082        $ 152,771
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $ 42,198        $   35,904
  Income taxes                              638               377
  Accrued liabilities                    14,669            14,946
  Long-term debt due within one year      3,346             3,555
                                  -------------      -------------
    Total current liabilities            60,851            54,782

Long -term debt                          50,143            55,705
Deferred income taxes                     4,797             1,772
Deferred other                            2,702             3,339
Shareholders' equity:
  Common stock                            4,587             4,728
  Capital in excess of stated value         447               470
  Retained earnings                      32,555            32,500
  Unallocated common shares held by ESOP     --              (525)
                                   -------------     -------------
    Total shareholders' equity           37,589            37,173
                                  --------------     -------------
                                       $156,082        $  152,771
                                   ============      ============

           PART I.  FINANCIAL INFORMATION (Continued)

         Condensed Consolidated Statements of Cash Flows

                     (Thousands of Dollars)

                                          Thirty-Nine Weeks Ended
                          ---------------------------------------------------
                                          May 28,                 May 29,
                                           1994                    1993
                                       -------------            -------------
OPERATING ACTIVITIES-
  Net cash provided                         $18,341                  $14,970

INVESTING ACTIVITIES
  Expenditures for property and equipment    (9,254)                 (11,635)
  Proceeds from sale of property
    and other assets                            170                      264
  Other                                        (231)                  (1,479)
                                       -------------            -------------
  Net cash used in investing activities      (9,315)                 (12,850)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt   13,775                    4,000
  Payments of long-term debt                (19,398)                  (3,306)
  Payments for acquisition of common shares    (847)                    (245)
  Dividends paid                               (628)                    (631)
  Contribution to ESOP                          ---                      (11)
  Decrease in deferred other                   (637)                    (374)
                                       -------------            ------------
  Net cash used in financing activities      (7,735)                    (567)
                                       -------------           -------------

Increase in cash and cash equivalents         1,291                    1,553

Cash and cash equivalents at
  beginning of period                         7,530                    7,403
                                      -------------            -------------
Cash and cash equivalents at
  end of period                            $  8,821                 $  8,956
                                           ========                 ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Interest                              $  3,363                 $  3,262
                                          ========                 ========
    Income Taxes                          $    338                 $    707
                                          ========                 ========


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

Note B.
Meat, produce and pharmacy inventories are valued at  the
lower  of  cost  using the  first-in, first-out  (FIFO)
method,   or   market.    All   other   merchandise   inventories
(including store inventories which are determined by the retail inventory method) are valued at the lower of cost using, the last-in, first-out (LIFO) method, or market.

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

   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

Results of Operations

Net sales for the third fiscal quarter of 1994 were $136,191,000 or 3.9% lower than the same quarter of 1993. On a year to date basis, net sales were $408,095,000 or 5.2% lower than 1993. Most of this net decrease was attributable to decreased supermarket sales resulting from increased competition in our market area and one less supermarket in operation than a year ago. Sales from stores in operation both this past quarter as well as the same quarter a year ago were 4.01% less in the current year.

Gross margins, as a percent of sales, increased .8% in the third quarter of fiscal 1994 compared to the same quarter in fiscal 1993. On a year to date basis, these margins increased .6%. Gross margins have rebounded this year after a period of reduced margins resulting from promotions associated with expansion of drugstores into new markets and planned promotional activity in the supermarket area in the first quarter of 1993.

As a percent of sales, selling, general and administrative ex-penses decreased .3% in the third quarter compared to a year ago but increased .6% on a year to date basis as compared to 1993. This percentage decrease in the third quarter is attributable to lower administrative, advertising, and store expenses, including labor, rents, taxes, supplies and utilities. The increase on the year to date basis is attributable to lower sales levels partially offset by reduced administrative, selling and advertising expenses.

Interest expense decreased $94,000 compared to the third  quarter
of  1993,  and  $95,000 on a year to date  basis.   This  nominal
decrease is due primarily to lower outstanding borrowings.

Other  income - net increased 38% over the same quarter  in  1993 and 18.5% on a year to date basis. These increases are due primarily to increased rental income and reduced losses on disposals of assets compared to the prior year.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect. The company adopted the provi-sions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in the first quarter of fiscal 1994. The cumulative effect of this standard decreased net income for the thirty-nine weeks ended May 28, 1994 by $256,000 or $.11 per share.

    Management's Discussion and Analysis of Financial Condition
                and Results of Operations (continued)



Liquidity and Capital Resources

During the first thirty-nine weeks of fiscal 1994, the Company's working capital decreased $2,696,000 as compared to August 28, 1993. The working capital ratio was 1.06 to 1 at the end of this quarter compared to 1.12 to 1 at August 28, 1993 and 1.13 to 1 at May 28, 1994. During the first thirty-nine weeks of fiscal 1994, the company generated $18,341,000 from operations which was used primarily to finance capital expenditures and reduce outstanding borrowings.

During this quarter, the company renewed its existing revolving credit agreements and obtained an additional revolving credit agreement, which together, provide $40,000,000 in available borrowings through October 1, 1996, at which time any outstanding borrowings will convert to term notes payable over four years.
In connection with these agreements, the company entered into 5 year interest rate cap agreements reducing the exposure relating to these variable rate agreements. In addition, the company completed the early extinguishment of certain higher cost borrowings during the quarter.

The funds required by the Company on a continuing basis for both working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through financial institution lenders. During the third quarter of 1994 the company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $27,800,000.

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


                      SEAWAY FOOD TOWN, INC.
                            Registrant





Date   July 11, 1994                        By Richard B. Iott
                                               Richard B.  Iott, President





Date   July 11, 1994                       By  Waldo E. Yeager
                                               Waldo E. Yeager,
                                                Chief Financial Officer,
                                                Treasurer