Form 10-K
period 1994-08-27
SEAWAY FOOD TOWN INC
filed 1994-11-23
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10 K
                                   (Mark One)
( X ) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Fiscal Year ended August 27, 1994

(   ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange  Act of 1934

       For the transition period from
                                   to

       Commission File number 0-80.

                                          SEAWAY FOOD TOWN, INC.
                       (Exact name of registrant as specified in its charter)

             Ohio                            34-4471466
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

    1020 Ford Street, Maumee, Ohio                 43537
(Address of principal executive offices)            (Zip Code)


                                       419/893-9401
                   (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                      None
                               Title of each class

Securities registered pursuant to Section 12 (g) of the Act:

    Common Stock, without par value (stated value $2.00 per share).
                             Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X         No

                                 Page 1 of 2 of Cover Page

                                       2
                      Disclosure of Delinquent Form Filing

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive Proxy or information statement incorporated by reference in part 3 of this Form 10 K or any amendments to this Form 10 K.

                                      [ X ]

The aggregate market value of voting stock held by nonaffiliates of the registrant is approximately $13,968,804 as of November 11, 1994.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                     Outstanding at November 11, 1994
        Common stock, without par                    2,174,773 shares
        value (stated value $2.00
        per share)

                           Documents Incorporated in Part by Reference

Parts II and IV       Portions of the 1994 Annual Report to Shareholders of
                      Seaway Food Town, Inc. ("Annual Report") are filed as
                      Exhibit 13 filed hereto.

Part III               The Seaway Food Town, Inc. Proxy Statement, dated
                          December 9, 1994 ("Proxy Statement")


                                  Page 2 of 2 of Cover Page

                                       PART I

Item 1.    Business.

     Seaway Food Town, Inc., was founded in 1957 and is a leading regional supermarket chain located predominantly in northwest and central Ohio and southeast Michigan. Beginning in 1986,the Company began adding deep discount drug stores to its chain. The merchandise sold in these stores is similar to that sold in a conventional supermarket but with a greater emphasis on non-food items and package size of such items. At year end, the Company operated 24 Food Town Supermarkets, 20 Food Town Plus Supermarkets, and 22 deep discount drug stores under the name of the Pharm.

     No material portion of the Company's business is seasonal, as that term is commonly used, although holiday periods may result in greater sales volume. There is substantial competition, principally price-oriented, from national, regional and local companies. The Company is in one line of business selling substantially the same types of retail food and convenience-related non-food merchandise.

     The Company employs approximately 2,265 employees on a full-time basis and 2,235 on a part-time basis.


Item 2.    Properties.

     The Company leases 43 of its stores (3 of which are accounted for as capital leases) and certain other facilities and equipment under leases generally for fifteen years, although some are for shorter as well as longer periods. The Company owns 23 stores and a relatively large distribution center (approximately 477,174 square feet) which includes offices, warehousing and shipping facilities, located in Maumee, Ohio. It also owns a 133,000 square foot warehouse in Toledo, Ohio which is used as a satellite facility and a 105,000 square foot warehouse facility which houses health and beauty aids and general merchandise operations. The Company believes that its physical facilities, both leased and owned, are suitable and adequate for the intended uses and purposes.

     In addition, the Company leases 2 locations that are closed and not subleased.

     At August 27, 1994, the approximate undepreciated cost of real property subject to mortgages was $9,954,000 and the approximate undepreciated cost of real property subject to capital lease obligations was $6,997,000.

Item 3.    Legal Proceedings.

     There are no significant legal proceedings pending.


Item 4.    Submission of matters  to  a vote of Security Holders.

     No matters have been submitted to a vote of security holders since the Annual Meeting held January 6, 1994.



                                    PART II


Item 5. Market for registrant's common equity and related security holder matters.

     Information with respect to the market for the registrant's common stock and related security holder matters on page 32 of Exhibit (13) filed hereunder is incorporated herein by reference.


Item 6.    Selected financial data.

     The five year summary of selected financial data on page 13 of Exhibit
(13) filed hereunder is incorporated herein by reference.


Item 7. Management's discussion and analysis of financial condition and results of operations.

     Management's discussion and analysis of financial condition and results of operations included on pages 15 through 18 of Exhibit (13) filed hereunder is incorporated herein by reference.


Item  8.    Financial statements and supplementary data.

     The consolidated financial statements and report of independent auditors on pages shown below of Exhibit (13) filed hereunder are incorporated herein by reference.

                                                       Page(s)
     Comparative Highlights                               14
     Report of Independent Auditors                       19
     Consolidated Statements of Income                    20
     Consolidated Balance Sheets                     21 & 22
     Consolidated Statements of Cash Flows                23
     Consolidated Statements of Shareholders' Equity      24
     Notes to Consolidated Financial Statements     25  - 32

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

  There have been no disagreements on accounting and financial disclosure matters reported on Form 8-K during the fiscal years ended August 27, 1994 and August 28, 1993.

                                       PART III

Item 10.   Directors and executive officers of the Registrant.

     Information with respect to non-officer directors is included in the Proxy Statement in the Section entitled "Information concerning Nominees and Directors" and is incorporated herein by reference.

     Information with respect to executive officers, family relationships and business experience is included in the Proxy Statement in the Sections entitled "Executive Compensation," "Compensation of Directors," and "Executive Officers". That information (except the Compensation Committee Report, and the graph indicating Comparison of 4 Year Cumulative Total Return), is incorporated herein by reference.


Item 11.   Executive Compensation.

     Information regarding Executive Compensation is included in the Proxy Statement in the sections entitled "Interest of Management in Certain Transactions," "Executive Compensation," and "Compensation of Directors". That information (except the Compensation Committee Report, and the graph indicating Comparison of 4 Year Cumulative Total Return), is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information as to Security Ownership of Certain Beneficial Owners and Management included in the Proxy Statement in the Sections entitled "Information Concerning Nominees and Directors," and "Principal Holders of Voting Securities" is incorporated herein by reference.


Item 13.   Certain Relationships and Related Transactions.

     Information regarding Certain Relationships and Related Transactions is included in the Proxy Statement in the Sections entitled "Interest of Management in Certain Transactions," "Executive Compensation," and "Compensation of Directors". That information (except the Compensation Committee Report, and the graph indicating Comparison of 4 Year Cumulative Total Return), is incorporated herein by reference.

                                      6
                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form   8-K.

  (a) The following documents or portions thereof indicated are filed as a part of this report on Form 10-K.


     (1)  The following consolidated financial statements of Seaway Food
          Town, Inc. and its subsidiaries, included on pages 19 - 31 of Exhibit
          (13) filed hereunder are incorporated by reference in Item 8.

          Report of Independent Auditors

          Consolidated statements of Income - Years ended August 27, 1994, August 28, 1993 and August 29, 1992

          Consolidated balance sheets at August 27, 1994 and August 28, 1993

          Consolidated statements of cash flows - Years ended August 27, 1994, August 28, 1993 and August 29, 1992

          Consolidated statement of shareholders' equity - Years ended August 27, 1994, August 28, 1993 and August 29, 1992

          Notes to consolidated financial statements - August 27, 1994

     (2) The following consolidated financial statement schedules of Seaway Food Town, Inc. and its subsidiairies are filed under
          Item 14(d):

          SCHEDULE                                              PAGE(S)

          Schedule V    - Property, plant and equipment               9
          Schedule VI   - Accumulated depreciation  and amortization
                          of property, plant and equipment           10
          Schedule VIII - Valuation and qualifying accounts          11

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

b.)  Reports on Form 8-K.

     No reports on Form 8-K were required to be filed for the three months ended August 27, 1994.

c.)  Exhibits Required by Item 601 of Regulation S-K Index.

     Exhibit 3 -    Data required by this item has previously been
                    filed and is incorporated by reference from the Company's Annual Report on Form 10-K for the Year
                    Ended September 25, 1982, File 0-80.

                    A copy of the Amendment to the Articles of Incorporation filed with the Secretary of State of Ohio, January 17, 1989, is incorporated by reference from the Company's Annual Report on Form 10-K for the Year Ended August 26, 1989, File 0-80.

             4 - Data required by this item has previously been filed and is incorporated herein by reference from the Company's Annual Report on Form 10-K for the Year Ended September 26, 1981, File 0-80.

            10 - Contracts required by this item have previously been filed and are Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Years Ended September 26, 1981, September 24, 1983, the eleven months ended August 27, 1988, File 0-80, on the Company's Issuer Tender Offer Statement on Schedule 13 E-4 filed November 4,
                    1987, and on form 10-K for the years ended August 25, 1990, August 31, 1991, August 29, 1992, and August 28, 1993.

           11 -     Computation of income per share.

           13 - Portions of the 1994 Annual Report to Shareholders (to the extent incorporated by reference hereunder.)

           22 -     Subsidiaries of the Registrant.

           23 -     Consent of Independent Auditors.

           99 -     Financial Data Schedule

d.  Financial Statements Required by Regulation S-X.

     Included in Item 14 (a), above.

                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SEAWAY FOOD TOWN, INC.
                                        (Registrant)


11/18/94                       By   /s/ Richard B. Iott
Date                                Richard B. Iott, President & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


11/18/94                       By   /s/ Wallace D. Iott
Date                                Wallace D. Iott, Chairman of the Board
                                    (Principal Executive Officer)
                                    & Director


11/18/94                       By   /s/ Waldo E. Yeager
Date                                Waldo E. Yeager,  Director
                                    (Chief Financial Officer and
                                    Treasurer)


11/18/94                       By   /s/ Robert J. Kirk
Date                                Robert J. Kirk, Director


11/18/94                       By  /s/ Thomas M. O'Donnell
                                   Thomas M. O'Donnell, Director


11/18/94                       By  /s/ David J. Walrod
Date                               David J. Walrod, Director


11/18/94                       By  /s/ Richard K. Ransom
Date                               Richard K. Ransom, Director

                                   SEAWAY FOOD TOWN, INC.
                          SCHEDULE V - PROPERTY AND EQUIPMENT
            Years Ended August 27, 1994, August 28, 1993, and August 29, 1992

                     Balance                                                          Balance
                    at beginning   Additions                      Other changes -     at end
                   of period        at cost      Retirements     add (deduct)     of period
1994:
  Land            $ 4,160,014 $       42,256                                      $    4,202,270
  Building and
   improvements    60,300,634      3,281,957 $    1,129,588                           62,453,003
  Leasehold
   improvements    25,321,214      1,216,956        533,921                           26,004,249

  Equipment        86,508,911      8,140,678      2,484,365                           92,165,224
                   ----------       ---------     ----------                            -----------
    Total      $  176,290,773 $   12,681,847 $    4,147,874                       $  184,824,746
                  ==========      ==========     ==========                           ============
1993:
  Land         $    3,866,433 $      374,409 $       80,828                       $    4,160,014
  Building and
   improvements    56,373,928      5,925,206      1,998,500                           60,300,634
  Leasehold
   improvements    23,858,218      1,649,895        186,899                           25,321,214

  Equipment        82,623,532      9,403,256      5,517,877                           86,508,911
                   ----------      ----------     ----------                            -----------
  Total        $  166,722,111 $   17,352,766 $    7,784,104                       $  176,290,773
                   ==========      ==========     ==========                            ===========
1992:
  Land         $    3,856,433 $       10,000                                      $    3,866,433
  Building and
   improvements    57,329,244      1,248,034 $    2,203,350                           56,373,928
  Leasehold
   improvements    25,310,354      1,678,809      3,130,945                           23,858,218

  Equipment        84,290,279      6,904,833      8,571,580                           82,623,532
                   ----------      ----------     ----------                            -----------
  Total        $  170,786,310 $    9,841,676 $   13,905,875                       $  166,722,111
                  ==========      ==========     ==========                            ==========


                                        SEAWAY FOOD TOWN, INC.

SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT
                 Years Ended August 27 1994, August 28, 1993, and August 29, 1992


                                 Additions                 Other
                     Balance at  charged to              changes-      Balance
                     Beginning   costs and                   add       at end
                     of period    expenses  Retirements (deduct)    of period

1994:
Buildings and
improvements       $29,641,340  $2,866,267     $909,579           $31,598,028

Leasehold
improvements        12,125,599   2,310,504      413,670            14,022,433

Equipment           48,871,036   7,134,153    2,146,486            53,858,703
                    ----------  ----------   ----------            ----------
Total              $90,637,975 $12,310,924   $3,469,735           $99,479,164
                    ==========  ==========   ==========            ==========
1993:
Buildings and
improvements       $28,344,410  $2,730,231   $1,433,301           $29,641,340

Leasehold
improvements        10,060,440   2,235,937      170,778            12,125,599

Equipment           47,402,769   6,596,003    5,127,736            48,871,036
                    ----------  ----------   ----------            ----------
Total              $85,807,619 $11,562,171   $6,731,815           $90,637,975
                    ==========  ==========    =========            ==========
1992:
Buildings and
improvements       $27,838,247  $2,617,069   $2,110,906           $28,344,410

Leasehold
improvements        10,495,153   2,332,078    2,766,791            10,060,440

Equipment           48,964,215   6,696,005    8,257,451            47,402,769
                    ----------  ----------   ----------            ----------
Total              $87,297,615 $11,645,152  $13,135,148           $85,807,619
                    ==========  ==========   ==========            ==========


                                   SEAWAY FOOD TOWN, INC.
                      SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                Years Ended August 27, 1994, August 28, 1993 and August 29, 1992




                       Balance      Charge (credit)   Charged      Deductions        Balance
                   at beginning       to costs and    to other        from           at end
                     of period         expenses        accounts       reserves       of period
                    ---------        -------------      -------     --------          -------
Allowance for
 doubtful accounts:
     1994        $      400,000  $          54,699             $      4,699 (A)  $    450,000
                       ========            =======    ========     ========          ========

     1993        $      250,000  $         150,000             $         -- (A)  $    400,000
                       ========            =======    ========     ========          ========

     1992        $      150,000  $         100,000             $         -- (A)  $    250,000
                       ========            =======    ========     ========          ========







     (A) - Accounts charged off during the year, net of recoveries of accounts previously charged off.


                                                                  EXHIBIT 11

                                        SEAWAY FOOD TOWN, INC.

                                  COMPUTATION OF INCOME PER SHARE

                                                      1994       1993       1992        1991       1990
                                                     ------     ------     ------      ------     ------
Income before extraordinary item and
  cumulative effect of change in                    $2,438      $1,123     $2,375     $1,256     $2,931
  accounting (thousands of dollars)                  =====       =====      =====      =====      =====

Net income (thousands of dollars)                   $2,059      $1,123     $2,155     $1,256     $2,931
                                                     =====       =====      =====      =====      =====
Weighted average number of common shares
  outstanding during the period for purposes of
  computing primary earnings per share           2,306,881   2,332,016  2,326,972  2,307,224  2,291,513

Net shares to be issued upon exercise of
  dilutive options after applying treasury
  stock method                                          --         --          --         --     1,556
                                                  --------   --------    --------   --------   --------
Adjusted outstanding shares for purpose of
  computing income per share assuming full
  dilution                                       2,306,881  2,332,016   2,326,972  2,307,224  2,293,069
                                                 =========  =========   =========  =========  =========
Income per common share:

  Assuming no dilution:
   Income before extraordinary item
    and cumulative effect of change
    in accounting                                   $1.06      $ .48        $1.02      $ .54      $1.28

   Extraordinary item                                (.06)        --         (.09)        --         --
   Cumulative effect of change in
    accounting for income taxes                      (.11)        --           --         --        --
                                                  --------   --------    --------   --------   --------
   Net income                                       $ .89      $ .48        $ .93      $ .54      $1.28
                                                     =====     =====        =====       =====     =====
  Fully diluted (A)
   Income before extraordinary item or cumulative
    effect of change in accounting for income taxes $1.06      $ .48        $1.02      $ .54      $1.28

   Extraordinary item                                (.06)        --         (.09)        --        --
   Cumulative effect of change in accounting
    for income taxes                                 (.11)        --           --         --        --
                                                   --------   --------    --------   --------   --------
   Net income                                        $ .89      $ .48        $ .93      $ .54      $1.28
                                                      =====      =====       =====      =====      =====
    (A) - Not appearing on face of income statement


                                                13                EXHIBIT (13)

                         PORTIONS OF THE 1994 ANNUAL REPORT TO SHAREHOLDERS
                                          SEAWAY FOOD TOWN, INC.
                                           FIVE YEAR SUMMARY OF
                                          SELECTED FINANCIAL DATA
                        (Dollars in thousands except share and per share data)
CONSOLIDATED SUMMARY OF OPERATIONS
For the Fiscal Year Ended            1994            1993         1992        1991 (1)         1990
                                  --------      --------       --------       --------      --------
Net sales                         $546,193      $566,883      $554,565     $571,221        $545,942
Cost of merchandise sold           409,305      428,478       418,515       434,187         416,273
Gross profit                       136,888      138,405       136,050       137,034         129,669
Selling, general and
 administrative expenses           129,921      133,175       128,378       130,602         120,673
                                  --------      --------      --------     --------        --------
Operating profit                     6,967        5,230         7,672         6,432           8,996
Interest expense                    (4,410)      (4,660)       (5,174)       (5,831)        (5,268)
Other income                         1,169        1,133         1,102         1,347             888
                                   --------      --------      --------     --------        --------
Income before income taxes, extraordinary
 item and cumulative effect          3,726        1,703         3,600         1,948           4,616
Provision for income taxes           1,288          580         1,225           692           1,685
                                   --------      --------      --------     --------        --------
Income before extraordinary item and
 cumulative effect                   2,438        1,123         2,375         1,256           2,931
Extraordinary item (2)                (123)            --         (220)            --            --
Cumulative effect of change in
 accounting (3)                       (256)
                                   --------      --------      --------     --------        --------
Net income                        $  2,059     $  1,123      $  2,155      $  1,256        $  2,931
                                   ========      ========      ========     ========        ========
PER COMMON SHARE DATA
Income before extraordinary
 item and cumulative effect        $  1.06        $ .48       $  1.02         $ .54         $  1.28
Net income                             .89          .48           .93           .54            1.28
Cash dividends                         .36          .36           .36           .36             .36
Book value                           16.76        16.00         16.00         15.32           15.13
YEAR END POSITION
Total assets                      $155,203     $152,771      $150,523      $150,193        $139,137
Property and equipment - net        85,346       85,653        80,914        83,488          75,508
Net working capital                  8,937        6,555        10,519         8,897           9,410
Long-term debt                      55,060       55,705        53,206        53,695          49,494
Shareholders' equity                37,585       37,173        36,704        35,370          34,628
FINANCIAL RATIOS
Income before extraordinary item and
 cumulative effect as a
 percent of sales                     .45%         .20%          .43%          .22%            .54%

Current ratio                       1.16:1       1.12:1        1.19:1        1.16:1          1.18:1
Long-term debt to equity ratio      1.46:1       1.50:1        1.45:1        1.52:1          1.43:1
OTHER DATA
Weighted average shares of common
 stock outstanding               2,306,881    2,332,016     2,326,972     2,307,224       2,291,513
Net cash provided by operations    $16,183      $16,534       $13,651       $11,642          $9,100
Property and equipment additions    12,681       17,353         9,842        18,940          14,376
Depreciation and amortization       12,311       11,562        11,645        10,711           9,936
LIFO charge (credit) included
 in cost of merchandise sold           (18)        (492)           49           303             423
Employees at year end                4,500        4,860         4,713         4,762           4,701
Stores in operation                     66           64            65            67              70

        Notes:   (1) 53 week year
                 (2) Loss from early extinguishment of debt, less applicable income taxes
                 (3) Reflects adoption of Statement of Financial Accounting
                     Standards No. 109 "Accounting for Income Taxes".

                                       SEAWAY FOOD TOWN, INC.

                                       Comparative Highlights
                           (Dollars in thousands, except per share data)



                                          1994           1993          1992
                                        --------       --------      --------
RESULTS OF OPERATIONS
Net sales                               $546,193      $566,883      $554,565
Operating profit                           6,967         5,230         7,672
Income before income taxes,
  extraordinary item and
  cumulative effect                        3,726         1,703         3,600
Income before extraordinary item
  and cumulative effect                    2,438         1,123         2,375
  Per common share                          1.06          0.48          1.02
  Percent of sales                           .45%          .20%          .43%
  Percent of shareholders'equity             6.49%         3.02%         6.47%
Cash dividends per common share               .36           .36           .36

OTHER FINANCIAL INFORMATION

Working capital                            $8,937        $6,555       $10,519
Capital expenditures                       12,681        17,353         9,842
Depreciation and amortization              12,311        11,562        11,645
Long-term debt                             55,060        55,705        53,206
Shareholders' equity                       37,585        37,173        36,704
Book value per common share                 16.76         16.00         15.87
Weighted average shares
  outstanding                           2,306,881     2,332,016     2,326,972
Number of stores in operation,
  at year end                                  66            64            65
NASDAQ National Market Price
  Range                              13 1/4-9 1/2    13 - 9 1/2 1 8 1/2-11 1/2


                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto contained herein.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement components expressed as a percentage of net sales and the year-to-year percentage changes in such components. As of the end of fiscal 1994, Seaway Food Town, Inc. operated 66 retail stores, 44 supermarkets, 20 of which were large combination stores operating as Food Town Plus stores, and 22 deep discount drugstores operating as the Pharm. This compares to 44 supermarkets, 20 of which were Food Town Plus stores, and 20 Pharm deep discount drugstores as of the end of fiscal 1993. During 1994 the Company opened one new, prototype Food Town Plus store while closing one and opening two Pharm drugstores. All stores operate predominately in northwest and central Ohio and southeast Michigan.

                                                                      Percentage change
                                                                      from prior year
      Percentage of net sales                                       1994           1993
       1994  1993    1992                                         Compared      Compared
                                                                   to 1993        to 1992
    100.0% 100.0%  100.0%  Net sales                           -3.6%          2.2%
     25.1   24.4    24.5   Gross profit                        -1.1           1.7
                           Selling, general and admin-
     23.8   23.5    23.1     istrative expenses                -2.4           3.7
      1.3     .9     1.4   Operating profit                    33.2         -31.8
       .8     .8      .9   Interest expense                    -5.4          -9.9
       .2     .2      .2   Other income - net                   3.2           2.8
                           Income before income taxes,
                             extraordinary item and
       .7     .3      .7     cumulative effect                118.8         -52.7


Net Sales

   Consolidated net sales decreased 3.6% in fiscal 1994 and increased 2.2% in fiscal 1993. Nearly all of the 1994 net sales decrease is attributable to the supermarkets which experienced severe competitive pressures, especially in the first three quarters of the year. Nearly all of the 1993 net sales increase was
attributable to the Pharms deep discount drugstores.   Retail sales in stores
that were open throughout all three years decreased approximately 2.4% in 1994 compared to 1993 and increased approximately 5.7% in 1993 over 1992. Sales, though down for fiscal 1994, steadily improved as the 1994 year unfolded.

     Management believes that the inflation component in sales was less than 1% in 1994, 1993, and 1992.

Gross Profit

     In 1994, the gross profit percentage increased from 24.4% to 25.1% despite a dollar decrease due to lower sales. Margins improved in both the supermarkets and the deep discount drugstores in 1994 compared to 1993 and warehousing and
transportation expenses in 1994 decreased nearly $800,000.   In 1993, gross
margin decreased slightly from 24.5% to 24.4% with the supermarkets showing virtually no change in gross margins during 1993 and the deep discount drugstores showing a slight decrease.


Selling, General and Administrative Expenses

     In 1994, selling, general and administrative expenses decreased by $3.3 million in dollars; however, increased as a percentage of sales due to lower sales. This dollar decrease was attributable principally to lower retail wages as well as lower workers compensation expense. In 1993, selling, general and administrative expenses as a percent to sales increased .4% or $4.8 million. This increase was attributable to increased selling expenses, principally wages, benefits, and advertising expenses as well as expenses associated with the opening of new and remodeled stores and the closing of small, outmoded stores. General and administrative expenses increased as a result of costs associated with enhancing management information systems. Costs associated with closed stores were approximately $285,000 in 1994, $961,000 in 1993, and $661,000 in 1992.

Interest Expense

     Interest expense decreased both in 1994 and 1993 due to declining interest rates and the early retirement of certain higher cost borrowings. The weighted average interest rate on long-term debt has declined by .59% from 1993 to 1994 and 1.08% from 1992 to 1993.


Income Taxes

     The effective tax rates for 1994, 1993, and 1992 were 34.6%, 34.1%, and 34.0%, respectively, which approximated the statutory rates in effect.

Net Income

     Net income in 1994 was $2,059,000 which included an extraordinary charge of $123,000, net of applicable income taxes, from early extinguishment of debt as well as a charge of $256,000 resulting from the cumulative effect of a change in accounting for income taxes due to the adoption of FASB 109.
Income before the extraordinary item and the cumulative effect of a change in accounting for income taxes was $2,438,000 in 1994 compared to $1,123,000 in 1993. This increase was principally due to lower selling, general, and administrative expenses previously mentioned combined with the effect of increasing margins on lower sales volume. Net income in 1993 was $1,032,000 lower than in 1992 principally due to higher selling, general, and administrative expenses. Excluding the extraordinary items and cumulative effect of the change in accounting in 1994 and 1992, income as a percent of net sales was .45% in 1994, .20% in 1993, and .43% in 1992.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures And Financing

     During 1994 capital expenditures were $12,681,000 compared to $17,353,000 in 1993 and $9,842,000 in 1992. These were financed by operations and additional long-term debt. As of the end of 1994, over 74% of the Company's retail space is either new or has been remodeled within the last five years.
In addition, the Company continues to upgrade its corporate information systems to provide more timely and sophisticated information to improve the Company's competitive advantage. The Company continues to expand the benefits of the Company's Plus Card program, which, launched in 1993, initially provided instant discounts (paperless coupons) to customers. In early 1995 the program will provide customers with the opportunity to pay for their purchases with a bank ATM card, credit card, or their Plus Card which will enable them to make their purchase via the Federal Reserve's Automated Clearing House (ACH). This feature has been made a part of the Plus Card so that the customer can make a fast paperless check transaction when paying for their purchases. The
Company is expecting expenditures of approximately $12,000,000 in fiscal 1995.

     As of the end of 1994, the Company had a total of $22.7 million borrowed against its revolving credit loan agreements with banks which provide maximum borrowings of $35.0 million. This compares to $22.0 million borrowed against revolving credit agreements which provided maximum borrowings of $30.0 million at the end of 1993. The Company believes that cash provided by operations along with the remaining $12.3 million available under the credit agreements will be sufficient to finance fiscal 1995 capital additions and other business needs. The Company's plan for store construction, acquisition, remodeling and expansion is frequently reviewed and revised in light of changing conditions. The Company's ability to proceed with projects, or to complete projects during a particular period, is subject to normal construction and other delays. Therefore, it is likely that not all the projects included in the above mentioned figure will commence or be completed in the 1995 fiscal year.

     The long-term debt-to-shareholders' equity ratio was 1.46 to 1 at the end of 1994 compared to 1.50 to 1 at the end of 1993 and 1.45 to 1 at the end of 1992.


Liquidity

     Measures of liquidity for each of the last three fiscal years were as follows:

                             1994              1993              1992
                         ------------     -------------     -------------
 Working capital (1)     $26.5 million    $24.1 million     $28.6 million
 Current ratio (1)         1.49 to 1        1.44 to 1         1.53 to 1
 Unused lines of credit  $12.3 million     $8.0 million     $11.0 million

(1) Includes add-back of gross LIFO reserve

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Seaway Food Town, Inc.

We have audited the accompanying consolidated balance sheets of Seaway Food Town, Inc. as of August 27, 1994 and August 28, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 27, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seaway Food Town, Inc. at August 27, 1994 and August 28, 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 27, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, in fiscal 1994, the Company changed its method of accounting for income taxes.


                                           /s/ Ernst & Young LLP

October 14, 1994
Toledo, Ohio

                    CONSOLIDATED STATEMENTS OF INCOME

     YEARS ENDED AUGUST 27, 1994, AUGUST 28, 1993 AND AUGUST 29, 1992
               (Dollars in thousands, except per share data)

                                                  1994            1993          1992
                                                 --------      --------      --------
Net sales                                         $546,193     $566,883     $554,565

Cost of merchandise sold                           409,305      428,478      418,515
                                                   --------     --------     --------
Gross profit                                       136,888      138,405      136,050

Selling, general  and administrative
  expenses                                         129,921      133,175      128,378
                                                   --------     --------     --------
Operating profit                                     6,967        5,230        7,672

Interest expense                                    (4,410)      (4,660)      (5,174)

Other income - net                                   1,169        1,133        1,102
                                                   --------     --------     --------
Income before income taxes, extraordinary
  item and cumulative effect                         3,726        1,703        3,600

Provision for income taxes                           1,288          580        1,225
                                                   --------     --------     --------
Income before extraordinary item
   and cumulative effect                             2,438        1,123        2,375
Extraordinary item - losses from early
  extinguishment of debt, less applicable
  income taxes of $63($113 in 1992) (Note 2)          (123)         --          (220)

Cumulative effect of change in accounting
  for income taxes (Note 3)                           (256)         --           --
                                                    --------    --------     --------
Net income                                          $2,059       $1,123       $2,155
                                                    ========    ========     ========
Per common share:
  Income before extraordinary item and
   cumulative effect                                 $1.06        $ .48        $1.02
  Extraordinary item                                 ( .06)         --         ( .09)
  Cumulative effect of change in accounting for
    income taxes                                     ( .11)         --           --
                                                   --------     --------     --------
  Net income                                         $ .89        $ .48        $ .93
                                                   ========     ========     ========
                                                        See accompanying notes

                    BALANCE SHEETS

                AUGUST 27, 1994 AND AUGUST 28, 1993
         (Dollars in thousands, except per share data)


ASSETS

                                                          1994        1993
Current assets:                                           -------     -------
  Cash and cash equivalents                                $7,137      $7,530

  Income tax recoverable                                      600         427

  Notes and accounts receivable, less allowance of
    $450 ($400 in 1993) for doubtful accounts               5,627       6,595

  Merchandise inventories                                  44,749      44,319

  Prepaid expenses                                          1,272       1,508

  Deferred income taxes                                     4,036         958
                                                          -------     -------
      Total current assets                                 63,421      61,337

Other assets                                                6,436       5,781

Property and equipment, at cost:

  Land                                                      4,202       4,160

  Buildings and improvements                               62,453      60,301

  Leasehold improvements                                   26,005      25,321

  Equipment                                                92,165      86,509
                                                          -------     -------
                                                          184,825     176,291

  Less accumulated depreciation and amortization           99,479      90,638
                                                          -------     -------
        Net property and equipment                         85,346      85,653
                                                          -------     -------
                                                         $155,203    $152,771
                                                         ========    ========

                    BALANCE SHEETS

             AUGUST 27, 1994 AND AUGUST 28, 1993
         (Dollars in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          1994        1993
Current liabilities:                                      -------     -------
  Accounts payable - trade                                $36,318     $35,904
  Income taxes                                                407         377
  Accrued liabilities:
    Insurance                                               5,027       5,464
    Payroll                                                 2,766       2,728
    Taxes, other than income                                2,434       2,334
    Other                                                   4,191       4,420
                                                          -------     -------
                                                           14,418      14,946
  Long-term debt due within one year                        3,341       3,555
                                                          -------     -------
      Total current liabilities                            54,484      54,782

Long-term debt                                             55,060      55,705
Deferred income taxes                                       5,495       1,772
Deferred other                                              2,579       3,339

Shareholders' equity:
  Serial preferred stock, without par value:
    300,000 shares authorized, none issued                     --          --

  Common stock, without par value (stated value
    $2 per share): 6,000,000 shares authorized,
    2,242,373 shares outstanding (2,363,793 in 1993)        4,485       4,728

  Capital in excess of stated value                           434         470

  Retained earnings                                        32,666      32,500
                                                          -------     -------
                                                           37,585      37,698
  Common stock held by ESOP
   (41,183 shares in 1993)                                     --       (525)
                                                          -------     -------
      Total shareholders' equity                           37,585      37,173
                                                          -------     -------
                                                         $155,203    $152,771
                                                         ========    ========

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

            YEARS ENDED AUGUST 27, 1994, AUGUST 28, 1993 AND AUGUST 29, 1992
                            (Dollars in thousands)

                                                    1994         1993         1992
                                                  ---------   ---------    ---------
Cash flows from operating activities:
    Net income                                     $  2,059    $  1,123     $  2,155
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation and amortization                 12,311      11,562       11,645
       Provision for ESOP                               529         492          382
       Provision for income taxes                       645       (549)         (482)
       Equity in income of affiliates                   (31)        (46)         (62)
       Loss on disposal of property, equipment
         and other assets                               153         206          390
       Changes in assets and liabilities
         affecting operations:
          Notes and accounts receivable                 968          70          498
          Merchandise inventories                      (430)       2,476      (2,108)
          Accounts payable
             and accrued liabilities                   (114)         560       2,274
          Income taxes                                 (143)         139      (1,416)
          Prepaid expenses                              236         501          375
                                                  ---------   ---------    ---------
    Net cash provided by operating activities        16,183      16,534       13,651

Cash flows from investing activities:
    Expenditures for property
      and equipment                                 (12,066)    (14,376)      (8,145)
    Proceeds from sale of property, equipment and
      other assets                                      182         270          381
    Other                                              (624)       (714)      (2,078)
                                                   ---------   ---------    ---------
    Net cash used in investing activities           (12,508)    (14,820)      (9,842)

Cash flows from financing activities:
    Decrease in notes payable                           --          --        (3,000)
    Proceeds from issuance of long-term debt         19,721       3,554        7,500
    Payments of long-term debt                      (20,853)     (3,540)      (8,841)
    Contributions to ESOP                               --          (15)         (27)
    Payments for acquisitions of common shares       (1,342)       (291)        (337)
    Dividends paid                                     (834)       (840)        (839)
    Increase (decrease) in deferred other              (760)       (455)        1,017
                                                   ---------   ---------    ---------
    Net cash used in
      financing activities                           (4,068)     (1,587)      (4,527)
                                                   ---------   ---------    ---------
Increase (decrease) in cash and cash
    equivalents                                        (393)         127        (718)

Cash and cash equivalents at
    beginning of year                                 7,530       7,403        8,121
                                                  ---------   ---------    ---------





Cash and cash equivalents at
    end of year                                   $   7,137   $   7,530    $   7,403
                                                    =======     =======     ========
Supplemental disclosures of cash flow
    information:

      Cash paid during the year for:
        Interest                                  $   4,508   $   4,632    $   5,025
        Income taxes                                    939         991        3,013

                                                    See accompanying notes

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

  YEARS ENDED AUGUST 27, 1994, AUGUST 28, 1993 AND AUGUST 29, 1992
  (Dollars in thousands, except per share data)








                                                                                            Capital in               Total
                                             Common Stock            ESOP-Unallocated        Excess of                Share-
                                          -----------------      ------------------------     Stated      Retained   holders'
                                          Shares      Amount        Shares         Amount      Value      Earnings   Equity
                                         ---------   -------     ---------       ---------   -------      --------   -------
Balance at August 31, 1991                2,413,122   $4,826      (104,720)      $(1,351)       $482      $31,413    $35,370

Net income                                                                                                  2,155      2,155

Purchase of common shares
  for treasury                              (23,529)     (47)                                    (10)        (280)      (337)

Dividends received by ESOP                                                           (27)                                (27)

Allocation by ESOP                                                   28,568          350          32                     382

Dividends paid - $.36 per share                                                                              (839)      (839)
                                           ---------  -------      ---------     ---------      -----      --------    -------
Balance at August 29, 1992                 2,389,593    4,779       (76,152)      (1,028)        504       32,449     36,704

Net income                                                                                                  1,123      1,123

Purchase of common shares
  for treasury                              (25,800)     (51)                                     (8)        (232)      (291)


Dividends received by ESOP                                                          (15)                                (15)

Allocation by ESOP                                                  34,969           518         (26)                    492

Dividends paid - $.36 per share                                                                              (840)      (840)
                                           ---------  -------      ---------     ---------      ------      --------   -------
Balance at August 28, 1993                 2,363,793    4,728       (41,183)        (525)        470       32,500     37,173

Net income                                                                                                  2,059      2,059

Purchase of common shares
  for treasury                              (124,220)    (248)                                   (35)      (1,059)    (1,342)

Allocation by ESOP                                                   41,183          525         (29)                    496

Issuance of common shares to
  ESOP                                         2,800        5                                     28                      33

Dividends paid - $.36 per share                                                                              (834)      (834)
                                            --------  -------      ---------     -------        ------      -------    -------
Balance at August 27, 1994                 2,242,373   $4,485             0           $0        $434      $32,666    $37,585
                                           =========  =======      =========    ========        ======      =======    =======
                                                    See accompanying notes



                              NOTES TO CONSOLIDATED
                                FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES
  Business -- The business of Seaway Food Town, Inc. and its consolidated subsidiaries (the Company) consists of the sale and distribution of food, drugs, and related products, principally through supermarkets and drugstores predominately in northwest and central Ohio and southeast Michigan.

  Basis of presentation -- The consolidated financial statements include the accounts of Seaway Food Town, Inc. and all wholly-owned subsidiaries.

  Cash and cash equivalents -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheets for cash equivalents approximates its fair value.

  Inventories -- Meat, produce and drug inventories are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market. All other merchandise inventories are valued at the lower of cost, using the last-in, first-out (LIFO) method, or market. Inventories have been reduced by $17,576,000 and $17,594,000 at August 27, 1994 and August 28, 1993,
  respectively, from amounts which would have been reported under the FIFO method (which approximates current cost).

  During 1994 and 1993, merchandise inventory quantities were reduced. These reductions resulted in liquidations of the LIFO inventory quantities carried at lower costs prevailing in prior years as compared with costs of 1994 and 1993 purchases, the effect of which increased consolidated net income by approximately $75,000 ($.03 per share) in 1994 and $156,000 ($.07 per share) in 1993.

  Depreciation and amortization -- Depreciation and amortization are provided principally under the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Capital leases not involving a purchase of the assets are amortized over the lease term.

  Pension -- The Company contributes to pension plans covering substantially all employees. Pension costs include defined contributions based upon wages, and specified amounts per hour as required under collective bargaining agreements. The Company's policy is to fund pension costs annually in the amount accrued.

  Deferred income taxes -- Deferred income taxes are provided on the asset and liability method for all significant temporary differences between income reported for financial statement purposes and taxable income.

  Net income per common share -- Net income per common share is based upon the weighted average number of common shares outstanding of 2,306,881 in 1994, 2,332,016 in 1993 and 2,326,972 in 1992. Unallocated shares held by the ESOP were not considered outstanding.

2.  NOTES PAYABLE AND LONG-TERM DEBT
  Long-term debt at August 27, 1994 and August 28, 1993 consisted of the following (in thousands):

                                                      1994     1993
        9.10% to 9.22% senior
          notes payable to insurance
          company, due 2005                         $12,000  $12,000

        8.15% to 8.75% mortgage
          notes payable to insurance
          companies, payments due
          quarterly to 2002                           2,357    6,169

        6% to 7.29% mortgage
          notes payable, payments
          due annually to 2008                        6,716    3,763

        6.375% to 10.3% term
          notes  payable, payments
          due quarterly and annually
          to 1999                                     6,535    6,245

        Revolving credit loan agree-
          ments with banks,  with
          interest of 5.63% to 7.75%                 22,700   22,000

        Long-Term lease obligations (see Note 5):

           7.138% to 7.25%  industrial
             development revenue
             bonds, payments due
             annually to 2000.                        1,465    1,740

          Other, 5.72% to 13%,
            payments due in varying
            monthly amounts through
            2004.                                     6,628    7,343
                                                   --------  -------
                                                     58,401   59,260
        Less amount due within one
          year.                                       3,341    3,555
                                                   --------  -------
                                                    $55,060  $55,705
                                                     ======   ======

  During fiscal 1994, the Company renewed its three revolving credit loan agreements and obtained one additional revolving credit agreement permitting borrowings up to $35,000,000 in the aggregate. The loan agreements are due in fiscal 1997, at which time the borrowings are convertible into term notes payable over four years. Interest is charged at the Company's option, at the current prime rates charged by the banks or 1.25 percentage points in excess of the current LIBOR rate. The Company is required to pay a fee of 1/4% per annum on any unused portion of the loan commitment. Under these agreements, the Company had borrowed $22,700,000 and $22,000,000 at August 27, 1994 and August 28, 1993, respectively.

  During fiscal 1994, the Company entered into interest rate cap agreements in the management of interest rate exposure. These transactions reduce the Company's exposure to significant variations in interest rates. At August 27, 1994, a notional amount of $20,000,000 was covered by these agreements at an average borrowing rate of 9.375% through 1999. If the counterparties to these agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these agreements and could incur additional interest expense as a result. However, the Company does not anticipate nonperformance by the counterparties, since all of these agreements are with banks with which the Company has revolving credit agreements, having the right of offset.

  The senior note agreements provide for repurchases of the notes, at either the Company's or holder's option, in amounts not in excess of $4,000,000 in 1997 and $8,000,000 in 2000. In addition, the agreement allows for prepayments, at the Company's option, subject to certain prepayment provisions.

  The senior notes and revolving credit loan agreements referred to above include certain working capital, net worth and debt service covenants along with restrictions on the payment of cash dividends. The restriction of dividends is based on a percentage of income available for debt service above debt service.

  At August 27, 1994, the approximate undepreciated cost of property and equipment subject to mortgages was $16,951,000.

  In 1994 and 1992, respectively, the Company recorded extraordinary losses from early extinguishment of debt which consisted mainly of prepayment penalties and unamortized financing fees amounting to $123,000 (net of $63,000 income tax benefit) and $220,000 (net of $113,000 income tax benefit).

  Annual maturities of long-term debt for each of the five fiscal years subsequent to August 27, 1994 are as follows: 1995 - $3,341,000; 1996 - $3,055,000; 1997 - $6,543,000; 1998 - $2,325,000; 1999 - $4,361,000.

  At August 27, 1994, the carrying value of the long-term debt in aggregate, excluding capitalized lease obligations, approximates its fair value. The fair value is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates.

3.   INCOME TAXES

  Effective August 29, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As permitted by Statement 109, prior year financial statements have not been restated to reflect the change in accounting method. The cumulative effect as of August 29, 1993 of adopting Statement 109 decreased net income by $256,000 or $.11 per share.

  Under Statement 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the liability method prescribed by Statement 96, which is superseded by Statement
  109. The classification criteria changed and resulted in a reclassification between current and long-term deferred income taxes of approximately $2,376,000 at August 29, 1993.

  The provision (credit) for income taxes consists of the following (in thousands):

                                       1994       1993        1992
             Current:

                Federal              $  674     $1,091      $1,590
                State and local         225         38         117
                                    -------    -------     -------
                                        899      1,129       1,707
             Deferred:
                Federal                 415      (618)       (626)
                State and local        (26)         69         144
                                  ---------  ---------   ---------
                                        389      (549)       (482)
                                  ---------  ---------   ---------
                                     $1,288     $  580     $ 1,225
                                       ====       ====        ====

  The consolidated effective tax rate differs from the statutory U.S. Federal tax rate for the following reasons and by the following percentages:

                                                            1994     1993     1992
             Statutory U.S. Federal
               tax rate                                     34.0%    34.0%    34.0%
             Increase (reduction) in taxes resulting from:
               State and local Income
                taxes net of the
                related reduction in
                federal income taxes                         4.2      1.5      2.4
               Tax credit                                   (2.3)      ---      ---
               Contribution of
                 merchandise                                (1.1)    (3.7)    (1.3)
               Other                                        ( .2)     2.3     (1.1)
                                                          -------  -------  -------
             Effective tax rate                             34.6%    34.1%    34.0%
                                                           ======   ======   ======

  Significant components of the Company's deferred income tax assets and liabilities as of August 27, 1994 are as follows (in thousands):

                    Deferred income tax assets:
                      Accrued expenses                        $ 3,221
                      Tax credit carryforwards                  1,626
                      Expenses inventoried for tax purposes       913
                      Other                                       704
                                                                -----
                                                              $ 6,464
                                                              =======
                    Deferred income tax liabilities:
                      Excess tax depreciation                 $ 6,464
                      Deferred project costs                    1,259
                      Other                                       200
                                                               ------
                                                              $ 7,923
                                                              =======


  The above are reflected in the balance sheet as of August 27, 1994 as follows (in thousands):

       Current deferred income tax asset           $ 4,036
                                                   =======
       Noncurrent deferred income tax liability    $ 5,495
                                                   =======

  Under the provisions of Statement 96, the deferred tax provision by major element was attributable to the following (in thousands):

                                                  1993      1992
                    Tax credit carryforwards   $ (631)   $ (371)
                    Deferred project costs        552       406
                    Self insurance accruals      (378)     (252)
                    Other accrued expenses       (181)       ---
                    Closed store accruals        (115)       46
                    Compensation                  106      (176)
                    ESOP contribution             (94)     (148)
                    Expenses inventoried
                      for tax purposes             87         9
                    Prepaid insurance              84       ---
                    Other                          21         4
                                              --------  --------
                                               $ (549)   $ (482)
                                                 =====     =====

  The Company has alternative minimum tax credit carryforwards of $1,127,000 and targeted jobs tax credit carryforwards of $298,000 which can be applied against regular tax liabilities in future years. Additionally, the Company has contribution carryforwards of approximately $201,000 which can be applied against taxable income in future years. The targeted jobs tax credits expire in 2008 and 2009 while the contribution carryforwards expire in 1997 through 1999.

4.   EMPLOYEE BENEFIT PLANS
  For eligible nonunion employees, the Company has a 401(k) salary deferral plan which permits employee salary deferrals of up to 15%, but not to exceed the maximum annual allowable amount for income tax purposes, and an Employee Stock Ownership Plan (ESOP). The Company used $2,000,000 of excess pension plan assets returned to the Company upon termination of the Defined Benefit Pension Plan in fiscal 1988 to advance fund the ESOP. The amount of shares held by the ESOP which had not been allocated to plan participants are considered to be treasury shares and have been shown as a reduction of Shareholders' Equity. All such shares were allocated in fiscal 1994. Allocations to the participants in the ESOP are not less than 2 1/2% of total annual compensation. Company matching contributions to the 401(k) plan are 50% of employee salary deferral contributions. The Company matching contributions are not made on salary deferrals in excess of 6% of an employee's compensation. The Company's expense for these plans was $832,000 in 1994, $991,000 in 1993, and $812,000 in 1992.

       In addition, the Company contributes to several area-wide defined benefit union pension plans established under collective bargaining agreements. The aggregate costs for these plans amounted to $2,428,000 in 1994, $2,963,000 in 1993, and $2,392,000 in 1992. Under the Multi-employer
  Pension Plan Amendments Act of 1980, the Company could become liable for its proportionate share of unfunded vested benefits, if any, in the event of the termination of, or its withdrawal or partial withdrawal from, the union-sponsored plans to which the Company makes contributions. The increase in 1993 expense is principally attributable to the withdrawal liability related to one of the union sponsored pension plans.

5.   LEASE COMMITMENTS
  Capital leases
       The cost and accumulated amortization of property leased under long-term noncancellable leases are as follows (in thousands):

                                              1994         1993
                     Land                  $    256     $    200
                     Buildings                7,988       10,103
                     Equipment                5,295        4,709
                                           --------     --------
                                             13,539       15,012
                     Less accumulated
                     amortization             6,542        7,166
                                           --------     --------
                                            $ 6,997      $ 7,846
                                             ======       ======

  Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 27, 1994 are as follows (in thousands):

                            1995                         $ 1,944
                            1996                           1,932
                            1997                           1,701
                            1998                           1,319
                            1999                           1,047
                         Later years                       2,520
                                                   -------------
            Total minimum lease payments                  10,463
            Less amount representing interest              2,370
                                                   -------------
            Present value of net minimum lease
             payments (included in long-term debt
             August 27,  1994 -- see Note 2)             $ 8,093
                                                         =======

  </TABLE
  Operating leases
       Minimum annual rentals for facilities and equipment leased under operating leases aggregate approximately $43,681,000 payable as follows (in thousands):

                            Facilities    Equipment

               1995           $  5,185        $ 190
               1996              4,869          ---
               1997              4,754          ---
               1998              4,370          ---
               1999              4,268          ---
            Later years         20,045          ---
                          ------------  -----------
                              $ 43,491        $ 190
                               =======      =======

  The leases expire at various dates from 1995 to 2010 and substantially all are renewable for one or more successive five year periods, in some cases at slightly higher rentals.

  Total rent expense attributable to operating leases amounted to approximately $6,816,000 in 1994, $7,375,000 in 1993, and $7,494,000 in 1992 and included provision for additional rentals of $222,000 in 1994, $256,000 in 1993, and $234,000 in 1992 based upon gross sales in excess of specified amounts.

  The Company entered into capital leases amounting to approximately $615,000 in 1994 and $1,844,000 in 1993.

                                       32
6.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
       Quarterly financial data for the years ended August 27, 1994, and August 28, 1993 are presented below (in thousands of dollars except per share amounts):

                                  First       Second      Third      Fourth
            Net sales:
                         1994      $132,500    $139,404  $136,191     $138,098
                         1993       140,400     148,446   141,745      136,292
           Gross profit:
                         1994        32,567      34,444    34,663       35,214
                         1993        33,243      36,512    35,001       33,649
           Income (loss)
             before extra-
             ordinary item
             and cumula-
             tive effect:
                         1994         (249)         974       963         750
                         1993         348         1,265        30       ( 520)
           Net income
             (loss):
                         1994         (505)         974       893         697
                         1993         348         1,265        30        (520)
           Income (loss)
             before extra-
             ordinary item
             and cumula-
             tive effect per
             common share:
                         1994         (.11)         .42       .42         .33
                         1993         .15           .54       .01        (.22)
           Net income (loss)
             per common
             share:
                         1994         (.22)         .42       .39         .30
                         1993         .15           .54       .01        (.22)

                                       33

                              INVESTOR INFORMATION


                        MARKET PRICE OF COMMON STOCK AND
                         RELATED SECURITY HOLDER MATTERS

                            Common Stock Price Range

                                             Common Divi--
                   Fiscal                     dends paid
                  Quarter    High     Low     (Per share)
                  1993 1st  12 1/2  10 1/4        .09
                       2nd  12 1/2    10          .09
                       3rd    13     9 1/2        .09
                       4th    13    10 3/4        .09

                  1994 1st  13 1/4    11          .09
                       2nd  12 3/4  10 1/2        .09
                       3rd  11 1/2   9 1/2        .09
                       4th  10 1/2   9 1/2        .09


  The price is the high and low price on the NASDAQ National Market. The Company's NASDAQ ticker symbol is "SEWY". As of August 27, 1994, the approximate number of record holders of common stock was 568.

                                     34                             EXHIBIT 22

                        SEAWAY FOOD TOWN, INC.

                      SUBSIDIARIES OF REGISTRANT


     At the fiscal year ended August 27, 1994 the Company had the following subsidiaries, all of which are included in the consolidated financial statements:

                                                          State in
                                  Percentage of voting      which
             Name                   Securities owned      incorporated
Northern Distributing Co.                    100             Ohio
Gruber's Food Town, Inc.                     100           Michigan
Tracy & Avery Food Town, Inc.                100             Ohio
Fjord Properties, Inc.                       100           Michigan
Second Fjord Properties, Inc.                100             Ohio
Third Fjord Properties, Inc.                 100             Ohio
Third Fjord Properties Community
  Urban Redevelopment Corp.                  100             Ohio
Fifth Fjord Properties, Inc.                 100           Michigan
Fifth Fjord Properties of
  Ohio, Inc.                                 100             Ohio
Seaway Properties, Inc.                      100             Ohio
Custer Pharmacy, Inc.                         75           Michigan
Buckeye Discount, Inc.                       100             Ohio
Toledo Milk Processing, Inc.                 100             Ohio
Monroe Acquisition Corporation               100           Michigan
JRHW6 Corporation                            100           Michigan

   The following affiliate is accounted for on the equity basis:

Port Clinton Realty Co.
  (Partnership)                               39              N/A

                                                    EXHIBIT 23


                       CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report [Form 10-K] of Seaway Food Town, Inc. of our report dated October 14, 1994 included in
Exhibit 13 to Form 10-K.

Our audits also included the financial statement schedules listed in Item 14(a)(2). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                             /s/  ERNST & YOUNG LLP





Toledo, Ohio
October 14, 1994

                                                                    36
                                                                 EXHIBIT 99
                             FINANCIAL DATA SCHEDULE
                           ARTICLE 5 OF REGULATION S-X

DOCUMENT
TYPE           EX-27
DESCRIPTION              ART.5 FDS FOR ANNUAL 10-K
TEXT
ARTICLE        5
MULTIPLIER          1,000
TABLE
PERIOD-TYPE                   12 MONTHS
FISCAL YEAR-END                    AUG 27-1994
PERIOD-END                      AUG-27-1994
CASH                                  7,137
SECURITIES                                0
RECEIVABLES                           5,627
ALLOWANCES                              450
INVENTORY                            44,749
CURRENT-ASSETS                       63,421
PP&E                                184,825
DEPRECIATION                         99,479
TOTAL-ASSETS                        155,203
CURRENT-LIABILITIES                  54,484
BONDS                                55,060
COMMON                                4,485
PREFERRED-MANDATORY                       0
PREFERRED                                 0
OTHER-SE                             33,100
TOTAL-LIABILITY-AND-EQUITY          155,203
SALES                               546,193
TOTAL-REVENUES                      546,193
CGS                                 409,305
TOTAL-COSTS                         409,305
OTHER-EXPENSES                      129,921
LOSS-PROVISION                            0
INTEREST-EXPENSE                      4,410
INCOME-PRETAX                         3,726
INCOME-TAX                            1,288
INCOME-CONTINUING                     2,438
DISCONTINUED                              0
EXTRAORDINARY                           123
CHANGES                                 256
NET-INCOME                            2,059
EPS-PRIMARY                             .89
EPS-DILUTED                             .89
TABLE
TEXT
DOCUMENT