Form 10-K/A
period 1994-08-27
SEAWAY FOOD TOWN INC
filed 1994-12-29
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10 K/A
                                   (Mark One)
( X ) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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


11/18/94                       By   /s/ Robert J. Kirk
Date                                Robert J. Kirk, Director


11/18/94                       By  /s/ Thomas M. O'Donnell
                                   Thomas M. O'Donnell, Director


11/18/94                       By  /s/ David J. Walrod
Date                               David J. Walrod, Director


11/18/94                       By  /s/ Richard K. Ransom
Date                               Richard K. Ransom, Director

                                                                 EXHIBIT 99
                             FINANCIAL DATA SCHEDULE
                           ARTICLE 5 OF REGULATION S-X