Form 10-Q
period 1994-11-26
SEAWAY FOOD TOWN INC
filed 1995-01-09
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                                      20549

                                    FORM 10 Q
(Mark One)

( X )   Quarterly Report Pursuant to Section 13 or 15 (d) of the  Securities
          Exchange Act of 1934

For the quarterly period ended November 26, 1994 Commission File number 0-80.


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

               Class                         Outstanding at January 5, 1995
        Common stock, without par                  2,161,873 shares
        value (stated value $2.00 per share)

                         PART I.   FINANCIAL INFORMATION

Summarized Financial Information:

     The following consolidated statements of income, condensed consolidated balance sheets, and condensed consolidated statements of cash flows are unaudited, but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of its financial position, results of operations and cash flows for the periods and the dates indicated. Since the unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all disclosures normally provided in annual financial statements; they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's 1994 Annual Report to Shareholders.


PART I.  FINANCIAL INFORMATION (Continued)

                       Consolidated Statements of Income

                       (Thousands of Dollars - Except
                        Average Share and Per-share Data)
                                                   Thirteen Weeks Ended
                                              -------------------------------
                                              November 26,        November 27,
                                                   1994                1993
                                              -------------    -------------
Net Sales                                          $136,988         $132,500
Cost of merchandise sold                            102,644           99,933
                                              -------------    -------------
Gross profit                                         34,344           32,567

Selling, general and
  administrative expenses                            32,162           31,876
                                              -------------    -------------
Operating profit                                      2,182              691

Interest expense                                     (1,183)          (1,179)
Other income - net                                      819              111
                                              -------------    -------------
Income (loss) before income taxes and
  cumulative effect of change in
  accounting for income taxes                         1,818            (377)

Provision (credit) for income taxes                     709            (128)
                                              -------------    -------------
Income (loss) before cumulative effect o
  change in accounting for income taxes               1,109            (249)

Cumulative effect of change in
  accounting for income taxes (Note C)                  ---            (256)
                                              -------------    -------------
Net income (loss)                                    $1,109           $(505)
                                              =============    =============
Per common share:
  Income (loss) before cumulative effect of
  change in accounting for income taxes               $0.50          $(0.11)
                                                    =======          =======
Net income (loss)                                     $0.50          $(0.22)
                                                    =======          =======
Dividends paid                                        $0.09            $0.09
                                                    =======          =======
Ave. number of shares outstanding                 2,214,887        2,336,829
                                                  =========        =========


               PART I.  FINANCIAL INFORMATION (Continued)
                 Condensed Consolidated Balance Sheets
                        (Thousands of Dollars)
                                                November 26,      August 27,
                                                    1994             1994
                                                -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                            $7,919           $7,137
  Income tax recoverable                                  600              600
  Notes and accounts receivable                         7,094            6,077
  Less allowance for doubtful accounts                  (450)            (450)
  Merchandise inventories (Note B)                     67,338           62,325
  Less LIFO reserve                                  (17,597)         (17,576)
  Prepaid expenses, including deferred
    income taxes                                        5,824            5,308
                                                -------------    -------------
                                                       70,728           63,421

Other assets                                            6,278            6,436

Property and equipment:
  Cost                                                179,254          184,825
  Less accumulated depreciation and
    amortization                                     (97,269)         (99,479)
                                                -------------    -------------
  Net property and equipment                           81,985           85,346
                                                -------------    -------------
                                                     $158,991         $155,203
                                                =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $39,918          $36,318
  Income taxes                                          1,119              407
  Accrued liabilities                                  13,655           14,418
  Long-term debt due within one year                    4,426            3,341
                                                -------------    -------------
    Total current liabilities                          59,118           54,484

Long-term debt                                         54,263           55,060
Deferred income taxes                                   5,495            5,495
Deferred other                                          2,283            2,579
Shareholder's equity:
  Common stock                                          4,350            4,485
  Capital in excess of stated value                       417              434
  Retained earnings                                    33,065           32,666
                                                -------------    -------------
    Total shareholders' equity                         37,832           37,585
                                                -------------    -------------
                                                     $158,991         $155,203
                                                =============    =============

                       PART I.  FINANCIAL INFORMATION (Continued)

                        Condensed Consolidated Statements of Cash Flows
                                   (Thousands of Dollars)

                                                           Thirteen
                                                          Weeks Ended
                                                  November 26,    November 27,
                                                       1994            1993
                                                 -------------   -------------
OPERATING ACTIVITIES-
INVESTING ACTIVITIES
  Expenditures for property and equipment              (1,884)         (3,213)
  Proceeds from sale of property and other assets       2,821              41
  Other                                                   224             216
                                                 -------------   -------------
  Net cash provided by(used in)investing activities     1,161         (2,956)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                980           7,600
  Payments of long-term debt                             (929)         (1,666)
  Payments for acquisition of common shares              (667)           (331)
  Dividends paid                                         (195)           (212)
  Decrease in deferred other                             (296)           (282)
                                                 -------------   -------------
  Net cash provided by (used in) financing activities  (1,107)           5,109
                                                 -------------   -------------

Increase in cash and cash equivalents                     782           1,114

Cash and cash equivalents at beginning of period        7,137           7,530
                                                 -------------   -------------
Cash and cash equivalents at end of period             $7,919          $8,644
                                                 =============   =============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Interest                                             $881            $929
                                                 =============   =============
    Income Taxes                                          $(2)             $65
                                                 =============   =============


                      Notes to Summarized Financial Information

Note A. Net income per common share is based on the weighted average number of shares outstanding during the periods. Shares issuable under outstanding stock options were not included in the per-share computations since inclusion would not result in any significant dilution or would be anti-dilutive.

Note B. Meat, produce and pharmacy inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. All other merchandise inventories (including store inventories which are determined by the retail inventory method) are valued at the lower of cost using, the last-in, first-out (LIFO) method, or market.

Note C. Effective August 29, 1993, the Company adopted the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting
for Income Taxes" (Statement 109).   As permitted by Statement 109,
prior year financial statements have not been restated to reflect the change in accounting method. The cumulative effect as of August
27, 1994 of adopting Statement 109 decreased net income by $256,000 or $.11 per share.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

Net sales for the first fiscal quarter of 1995 were $136,988,000 or 3.4% higher than the same quarter of 1994. This net increase was attributable to increased drugstore and supermarket sales resulting from two more drugstores in operation as of the end of the quarter as compared to the same quarter of the prior year along with some decreased supermarket price competition in our market area. Sales from stores in operation both this past quarter as well as the same quarter a year ago increased 3.27% in the current year.

Gross margins, as a percent of sales, increased .49% in the first quarter of fiscal 1995 compared to the same quarter in fiscal 1994. Gross margins have rebounded this year after a period of reduced margins resulting from promotions associated with the expansion of drugstores into new markets and planned promotional activity in the supermarket area in early 1994.

As a percent of sales, selling, general and administrative expenses decreased .58% in the first quarter. This decrease is a result of sales increasing at a rate greater than such costs.

Interest expense remained consistent with the prior year. Higher interest rates were offset by lower outstanding borrowings.

Other income - net increased $708,000 over the same quarter in 1994. This increase is due primarily to a gain of $637,000 recognized on the sale of the company's dairy operations during the current quarter, offset somewhat by losses on sales of assets.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect. The company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in the first quarter of fiscal 1994. The cumulative effect of this standard decreased income for the thirteen weeks ended November 26, 1994 by $256,000 or $.11 per share.

            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)



Liquidity and Capital Resources

During the first thirteen weeks of fiscal 1995, the Company's working capital increased $2,673,000 as compared to August 27, 1994. The working capital ratio was 1.20 to 1 at the end of this quarter compared to 1.16 to 1 at August 27, 1994 and 1.26 to 1 at November 27, 1993. During the first thirteen weeks of fiscal 1995, the Company generated $728,000 in cash from operations which, along with the cash proceeds from the sale of the Company's dairy operations, was used primarily to finance capital expenditures and to repurchase some of the Company's common shares.


The funds required by the Company on a continuing basis for both working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through institutional lenders. During the first quarter of 1995 the company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $35,050,000.

Item 4 - Results of votes of security holders

     (a) The Annual Meeting of Shareholders of Seaway Food Town, Inc. was held on January 5, 1995.

     (b)  The election of the Directors previously nominated and as set forth in the Proxy Statement of December 9, 1994, which is
										incorporated herein by reference, was by the following vote:

                                   Shares         Shares voted
                                   Voted FOR      AUTHORITY TO VOTE
                                                    WITHHELD
          Thomas M. O'Donnell      1,846,993           14,147

          Richard K. Ransom        1,846,975           14,165

          Joel A. Levine           1,841,191           19,949

     (c)  Pursuant to the proposal set forth in the Proxy Statement of
          December 9, 1994, which is incorporated herein by reference, approval of Ernst & Young, LLP as independent auditors for the
										fiscal year ending August 26, 1995 was by the following vote:

							        1,858,037  shares voted FOR

                     200  shares voted AUTHORITY TO VOTE WITHHELD

                   2,903  shares voted AGAINST


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


                                               SEAWAY FOOD TOWN, INC.
                                               Registrant





Date: January 6, 1995                    By /s/ Richard B. Iott
                                              Richard B. Iott, President





Date: January 6, 1995                     By /s/ Waldo E. Yeager
                                             Waldo E. Yeager,
                                             Chief Financial Officer,
                                              Treasurer

                           Article 5 of Regulation S-X