Form 10-Q
period 1995-02-25
SEAWAY FOOD TOWN INC
filed 1995-04-10
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                                      20549

                                    FORM 10 Q
(Mark One)

( X )   Quarterly Report Pursuant to Section 13 or 15 (d) of the  Securities
          Exchange Act of 1934

For the quarterly period ended February 25, 1995 Commission File number 0-80.


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

                Class                         Outstanding at April 6, 1995
        Common stock, without par                  2,193,758 shares
        value (stated value $2.00 per share)

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


                    PART I. FINANCIAL INFORMATION (CONTINUED)

                        Consolidated Statements of Income
                         (Thousands of Dollars - Except
                        Average Share and Per-Share Data)
                              Thirteen Weeks Ended      Twenty-Six Weeks Ended
                             February 25, February 26,  February 25, February 26,
                                 1995        1994          1995         1994
                             -----------  -----------   -----------  -----------
Net Sales                    $143,953      $139,404      $280,941      $271,904
Cost of Merchandise sold      107,452       104,960       210,096       204,893
                             -----------  -----------   -----------  -----------
                               36,501        34,444        70,845        67,011
Selling, general and
  administrative expenses      33,128        32,394        65,290        64,270
                             -----------  -----------   -----------  -----------
Operating profit                3,373         2,050         5,555         2,741

Interest expense               (1,150)       (1,159)       (2,333)       (2,338)
Other income - net                293           522         1,112           633
                             -----------  -----------   -----------  -----------
Income before income taxes
  and cumulative effect of
  change in accounting
  for income taxes              2,516         1,413         4,334         1,036

Provision for income taxes       (982)         (439)       (1,691)         (311)
                             -----------  -----------   -----------  -----------
Income before cumulative
  effect of change in
  accounting for income
  taxes                         1,534           974         2,643           725
Cumulative effect of change
  in accounting for income
  taxes (Note C)                  ---           ---           ---          (256)
                             -----------  -----------   -----------  -----------
Net Income                     $1,534          $974        $2,643          $469
                             ===========  ===========   ===========  ===========
Per common share:
  Income before cumulative
  effect of change in
  accounting for income
  taxes                         $0.70         $0.42         $1.20          $0.31
                             ===========  ===========   ===========  ===========
  Net income                    $0.70         $0.42         $1.20          $0.20
                             ===========  ===========   ===========  ===========
  Dividends paid                $0.10         $0.09         $0.19          $0.18
                             ===========  ===========   ===========  ===========
Average number of shares
  outstanding                2,184,378    2,323,631     2,199,633    2,330,230
                             ===========  ===========   ===========  ===========

See notes to financial statements



                   PART I.  FINANCIAL INFORMATION (Continued)
                     Condensed Consolidated Balance Sheets
                            (Thousands of Dollars)
                                             February 25,    August 27,
                                                 1995           1994
                                                               (NOTE)
                                            -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                      $7,336          $7,137
  Income tax recoverable                            ---             600
  Notes and accounts receivable                   7,264           6,077
  Less allowance for doubtful accounts             (450)           (450)
  Merchandise inventories (Note B)               62,863          62,325
  Less LIFO reserve                             (17,711)        (17,576)
  Prepaid expenses, including deferred
    income taxes                                  5,729           5,308
                                             -------------  -------------
                                                 65,031          63,421
Other assets                                      6,050           6,436
Property and equipment:
  Cost                                          181,209         184,825
  Less accumulated depreciation and
    amortization                                (98,883)        (99,479)
                                             -------------  -------------
  Net property and equipment                     82,326          85,346
                                             -------------  -------------
                                               $153,407        $155,203
                                             =============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $38,893         $36,318
  Income taxes                                    1,476             407
  Accrued liabilities                            13,633          14,418
  Long-term debt due within one year              3,526           3,341
                                             -------------  -------------
    Total current liabilities                    57,528          54,484

Long-term debt                                   49,227          55,060
Deferred income taxes                             5,235           5,495
Deferred other                                    2,074           2,579
Shareholder's equity:
  Common stock                                    4,388           4,485
  Capital in excess of stated value                 680             434
  Retained earnings                              34,275          32,666
                                             -------------  -------------
    Total shareholders' equity                   39,343          37,585
                                             -------------  -------------
                                               $153,407        $155,203
                                             =============  =============
NOTE: The balance sheet at August 27, 1994 has been derived from the audited financial statements at that date but does not include all of the inform-
      ation and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to financial statements


                 PART I.  FINANCIAL INFORMATION (Continued)

               Condensed Consolidated Statements of Cash Flows
                           (Thousands of Dollars)

                                                   Twenty-Six Weeks Ended
                                                   February 25,   February 26,
                                                       1995           1994
                                                   -------------  -------------
OPERATING ACTIVITIES-net cash  provided                $9,815         $9,978

INVESTING ACTIVITIES
  Expenditures for property and equipment              (5,155)        (4,663)
  Proceeds from sale of property and other assets       2,913            123
  Other                                                   460            167
                                                   -------------  -------------
  Net cash used in investing activities                (1,782)        (4,373)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt              1,281          7,885
  Payments of long-term debt                           (7,391)       (11,791)
  Payments for acquisition of common shares              (807)          (729)
  Dividends paid                                         (412)          (422)
  Decrease in deferred other                             (505)          (470)
                                                   -------------  -------------
  Net cash used in financing activities                (7,834)        (5,527)
                                                   -------------  -------------

Increase in cash and cash equivalents                     199             78

Cash and cash equivalents at beginning of period        7,137          7,530
                                                   -------------  -------------
Cash and cash equivalents at end of period             $7,336         $7,608
                                                   =============  =============
Supplemental Disclosures of Cash Flow
Information:
  Cash paid during the period for:

    Interest                                           $2,351         $2,412
                                                   =============  =============
    Income Taxes                                         $283           $161
                                                   =============  =============
See notes to financial statements

                            Notes to Financial Statements

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

Note C. Effective August 29, 1993, the Company adopted the provisions of the
        Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (Statement 109). As permitted by Statement 109, prior year financial statements have not been restated to reflect the change in accounting method. The cumulative effect as of the adoption date was a reduction in net income of $256,000 or $.11 per share.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

Net sales for the second fiscal quarter of 1995 were $4,549,000 or 3.26% higher than the same quarter of 1994. On a year to date basis, net sales were $9,037,000 or 3.32% higher than 1994. Most of this net increase was attributable to increased drugstore and supermarket sales resulting from two more drugstores in operation as of the end of the quarter as compared to the same quarter of the prior year along with some decreased supermarket price competition in our market area. Sales from stores in operation both this past quarter as well as the same quarter a year ago increased 2.43% in the current year.

Gross margins, as a percent of sales, increased .65% in the second quarter of fiscal 1995 compared to the same quarter in fiscal 1994. On a year to date basis, these margins increased .57% between 1995 and 1994. Gross margins have rebounded this year after a period of reduced margins resulting from promotions associated with the expansion of drugstores into new markets and planned promotional activity in the supermarket area in early 1994.

As a percent of sales, selling, general and administrative expenses decreased .23% in the second quarter, and .40% on a year to date basis as compared to 1994. This decrease is a result of sales increasing at a rate greater than such costs.

Interest  expense  remained consistent with the prior year  as   higher
interest rates were offset by lower outstanding borrowings.

Other income - net decreased $229,000 over the same quarter in 1994. This decrease is due primarily to decreased gains on the sale of company assets during this quarter compared to 1994. On a year-to-date basis there was an increase of $479,000 due primarily to a gain recognized on the sale of the company's dairy operations during the first quarter of fiscal 1995, offset somewhat by losses on sales of other assets.

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

            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)



Liquidity and Capital Resources

During the first twenty-six weeks of fiscal 1995, the Company's working capital decreased $1,434,000 as compared to August 27, 1994. The working capital ratio was 1.13 to 1 at the end of this quarter compared to 1.16 to 1 at August 27, 1994 and 1.20 to 1 at November 26, 1994. During the first twenty-six weeks of fiscal 1995, the Company generated $9,815,000 in cash from operations which, along with the cash proceeds from the sale of the Company's dairy operations, was used primarily to finance capital expenditures, repurchase some of the Company's common shares and reduce borrowings.

The funds required by the Company on a continuing basis for both working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through institutional lenders. During the second quarter of 1995 the company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $30,950,000.

Item 6. - Exhibits and Reports on Form 8 K.




   6(b)   Reports on Form 8 K.

        There were no Form 8 K reports required to be filed by the Company during any of the months included in the most recently completed fiscal quarter.





                                    Signature


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               SEAWAY FOOD TOWN, INC.
                                               Registrant





Date:  April 10, 1995                     By /s/ Richard B. Iott
                                             Richard B. Iott, President





Date:  April 10, 1995                    By /s/ Waldo E. Yeager
                                            Waldo E. Yeager,
                                            Chief Financial Officer,
                                              Treasurer