Form 10-Q
period 1995-05-27
SEAWAY FOOD TOWN INC
filed 1995-07-10
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                                      20549

                                    FORM 10 Q
(Mark One)

( X )   Quarterly Report Pursuant to Section 13 or 15 (d) of the  Securities
          Exchange Act of 1934

For the quarterly period ended May 27, 1995 Commission File number 0-80.


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

        Class                               Outstanding at July 6, 1995
        Common stock, without par                  2,193,438 shares
        value (stated value $2.00 per share)

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

                    PART I. FINANCIAL INFORMATION (CONTINUED)
                        Consolidated Statements of Income
                         (Thousands of Dollars - Except
                        Average Share and Per-Share Data)
                             Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                 May       May 28,      May 27,     May 28,
                               27,1995      1994          1995        1994
                             ----------  ----------    ----------  ----------
Net Sales                    $139,160    $136,191      $420,101    $408,095
Cost of Merchandise sold      104,170     101,528       314,266     306,421
                             ----------  ----------    ----------  ----------
Gross Profit                   34,990      34,663       105,835     101,674
Selling, general and admin-
  istrative expenses           33,222      32,346        98,512      96,616
                             ----------  ----------    ----------  ----------
Operating profit                1,768       2,317         7,323       5,058

Interest expense               (1,095)     (1,031)       (3,428)     (3,369)
Other income - net                290         315         1,402         948
                             ----------  ----------    ----------  ----------
Income before income
  taxes, extraordinary
  items and cumulative
  effect of change in
  accounting for income taxes
                                  963        1,601        5,297         2,637

Provision for income taxes        374         (638)      (2,065)        (949)
                             ----------  ----------    ----------  ----------
Income before extra-
  ordinary item and
  cumulative effect of
  change in accounting
  for income taxes                589          963        3,232         1,688
Extraordinary item -
  loss from early
  retirement of debt,
  less applicable
  income taxes of $39             ---          (70)         ---           (70)
Cumulative effect of
  change in accounting
  for income taxes (Note C)       ---          ---          ---          (256)
                             ----------  ----------    ----------  ----------
Net Income                   $    589    $     893      $ 3,232    $    1,362
                             ==========  ==========    ==========  ==========
Per common share:
  Income before extra-
  ordinary item and
  cumulative effect of
  change in accounting
  for income taxes               $0.27       $0.42         $1.47        $0.73

  Extraordinary item               ---      ( 0.03)          ---      ( 0.03)
  Cumulative effect                ---         ---           ---      ( 0.11)
                              ---------   ---------     ---------   ---------
  Net income                     $0.27       $0.39         $1.47        $0.59
                             ==========  ==========    ==========  ==========
  Dividends paid                 $0.10       $0.09         $0.29        $0.27
                             ==========  ==========    ==========  ==========
Average number of
shares outstanding           2,193,799   2,295,246      2,197,688   2,318,569
                             ==========  ==========    ==========  ==========

See notes to financial statements


                           PART I.  FINANCIAL INFORMATION (Continued)
                             Condensed Consolidated Balance Sheets
                                     (Thousands of Dollars)
                                               May 27,      August 27,
                                                 1995          1994
                                                              (NOTE)
                                             ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                      $8,365          $7,137
  Income tax recoverable                            ---             600
  Notes and accounts receivable                   6,227           6,077
  Less allowance for doubtful accounts             (450)           (450)
  Merchandise inventories (Note B)               62,728          62,325
  Less LIFO reserve                             (17,944)        (17,576)
  Prepaid expenses, including deferred
    income taxes                                  5,358           5,308
                                             ------------   ------------
                                                 64,284          63,421
Other assets                                      5,929           6,436
Property and equipment:
  Cost                                          184,809         184,825
  Less accumulated depreciation and
    amortization                               (101,678)        (99,479)
                                             ------------   ------------
  Net property and equipment                     83,131          85,346
                                             ------------   ------------
                                               $153,344        $155,203
                                             ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $39,694         $36,318
  Income taxes                                      161             407
  Accrued liabilities                            15,596          14,418
  Long-term debt due within one year              3,360           3,341
                                             ------------   ------------
    Total current liabilities                    58,811          54,484

Long-term debt                                   47,697          55,060
Deferred income taxes                             5,235           5,495
Deferred other                                    1,893           2,579
Shareholder's equity:
  Common stock                                    4,388           4,485
  Capital in excess of stated value                 680             434
  Retained earnings                              34,640          32,666
                                             ------------   ------------
    Total shareholders' equity                   39,708          37,585
                                             ------------   ------------
                                               $153,344        $155,203
                                             ============   ============
NOTE: The balance sheet at August 27, 1994 has been derived from the audited financial statements at that date but does not include all of the inform-
      ation and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements



                        PART I.  FINANCIAL INFORMATION (Continued)

                    Condensed Consolidated Statements of Cash Flows
                                 (Thousands of Dollars)

                                               Thirty-Nine Weeks Ended
                                                  May 27,      May 28,
                                                   1995         1994
                                                -----------  -----------
OPERATING ACTIVITIES-net cash  provided             $16,848      $18,341

INVESTING ACTIVITIES
  Expenditures for property and equipment           (8,767)       (9,254)
  Proceeds from sale of property and other
    assets                                            2,968          170
  Other                                                 590         (231)
                                                -----------   -----------
  Net cash used in investing activities             (5,209)       (9,315)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt            1,375       13,775
  Payments of long-term debt                        (9,657)      (19,398)
  Payments for acquisition of common shares           (811)         (847)
  Dividends paid                                      (632)         (628)
  Decrease in deferred other                          (686)         (637)
                                                -----------   -----------
  Net cash used in financing activities            (10,411)       (7,735)
                                                -----------   -----------

Increase in cash and cash equivalents                 1,228         1,291

Cash and cash equivalents at beginning of period      7,137         7,530

                                                -----------   -----------
Cash and cash equivalents at end of period           $8,365        $8,821
                                                ===========   ===========
Supplemental Disclosures of Cash Flow
Information:
  Cash paid during the period for:

    Interest                                         $3,252       $3,363
                                                ===========   ===========
    Income Taxes                                     $1,838         $338
                                                ===========   ===========

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

Net sales for the third fiscal quarter of 1995 were $139,160,000 or 2.2% higher than the same quarter of 1994. On a year to date basis, net sales were $420,101,000 or 2.9% higher than 1994. Most of this net increase was attributable to increased drugstore and supermarket sales resulting, in part, from one more drugstore in operation as of the end of the quarter as compared to the same quarter of the prior year along with some decreased supermarket price competition in the Company's market area. Sales from stores in operation both this past quarter as well as the same quarter a year ago increased 1.18% in the current year.

Gross margins, as a percent of sales, decreased .31% in the third quarter of fiscal 1995 compared to the same quarter in fiscal 1994. This decrease resulted from increased product costs which, given that the Company records a substantial portion of its inventory on the LIFO cost method, results in a direct reduction of gross margin. The LIFO charge increased for the Third Quarter, 1995 ($234,000 versus $18,000 for Third Quarter, 1994).

On a year to date basis, these margins increased .28% between 1995 and 1994. Gross margins have rebounded this year after a period of reduced margins resulting from promotions associated with the expansion of drugstores into new markets and planned promotional activity in the supermarket area in early 1994.

As a percent of sales, selling, general and administrative expenses increased
 .12% in the third quarter, and decreased .22% on a year to date basis as compared to 1994. The increases from the corresponding quarter in 1994 is due to higher wages, supplies and other costs. The decrease from the prior year to date period is a result of sales increasing at a rate greater than such costs.

Interest expense remained consistent with the prior year as higher interest rates were offset by lower outstanding borrowings.

Other income - net, increased by $454,000 on a year-to-date basis due primarily to a gain recognized on the sale of the company's dairy operations during the first quarter of fiscal 1995, offset somewhat by losses on sales of other assets.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect. The company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in the first quarter of fiscal 1994. The cumulative effect of this standard decreased income for the thirty-nine weeks ended May 28, 1994 by $256,000 or $.11 per share.

            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)



Liquidity and Capital Resources

During the first thirty-nine weeks of fiscal 1995, the Company's working capital decreased $3,464,000 as compared to August 27, 1994. The working capital ratio was 1.09 to 1 at the end of this quarter compared to 1.16 to 1 at August 27, 1994 and 1.13 to 1 at February 25, 1995. During the first thirty-nine weeks of fiscal 1995, the Company generated $16,848,000 in cash from operations which, along with the cash proceeds from the sale of the Company's dairy operations, was used primarily to finance capital expenditures, repurchase some of the Company's common shares and reduce borrowings.


The funds required by the Company on a continuing basis for both working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through institutional lenders. The Company is not aware of any trends, demands, committments or uncertainties which will result or which are reasonably likely to result in a material change in the Company's liquidity. During the third quarter of 1995 the company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $24,025,000.

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


                                               SEAWAY FOOD TOWN, INC.
                                               Registrant





Date    July 10, 1995                   By   /s/Richard B. Iott
                                             Richard B. Iott, President





Date   July 10, 1995                    By  /s/Waldo E. Yeager
                                             Waldo E. Yeager,
                                             Chief Financial Officer,
                                                Treasurer