Form 10-K
period 1995-08-26
SEAWAY FOOD TOWN INC
filed 1995-11-21
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10 K
                                   (Mark One)

(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the Fiscal Year ended August 26, 1995

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

     Common Stock, without par value (stated value $2.00 per share)
                        Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X        No _____




                            Page 1 of 2 of Cover Page

                      Disclosure of Delinquent Form Filing

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive Proxy or information statement incorporated by reference in Part III of this Form 10 K or any amendments to this Form 10 K.

                                      ( X )

The aggregate market value of voting stock held by nonaffiliates of the registrant is approximately $22,384,240 as of November 10, 1995.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                   Outstanding at November 10, 1995
   Common stock, without par       2,193,352 shares
   value (stated value $2.00
   per share)


                   Documents Incorporated in Part by Reference

Parts II and IV     Portions of the 1995 Annual Report to Shareholders of
                    Seaway Food Town, Inc. ("Annual Report") are filed as
                    Exhibit 13 filed hereto.

Part III The Seaway Food Town, Inc. Proxy Statement, dated December 8, 1995 ("Proxy Statement")






                            Page 2 of 2 of Cover Page

                                  PART I

Item 1.   Business

     Seaway Food Town, Inc., was founded in 1957 and is a leading regional supermarket chain located predominantly in northwest and central Ohio and southeast Michigan. Beginning in 1986, the Company began adding deep discount drug stores to its chain. The merchandise sold in these stores is similar to that sold in a conventional supermarket but with a greater emphasis on non-food items and package size of such items. At year end, the Company operated 21 Food Town Supermarkets, 23 Food Town Plus Supermarkets, and 22 deep discount drugstores under the name of the Pharm.

     No material portion of the Company's business is seasonal, as that term is commonly used, although holiday periods may result in greater sales volume. There is substantial competition, principally price-oriented, from national regional and local companies. The Company is in one line of business selling substantially the same types of retail food and convenience-related non-food merchandise.

     The Company employs approximately 2,211 employees on a full-time basis and 2,340 on a part-time basis.


Item 2.   Properties

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

     At August 26, 1995, the approximate undepreciated cost of real property subject to mortgages was $20,616,000 and the approximate undepreciated cost of real property subject to capital lease obligations was $7,272,000.

Item 3.   Legal Proceedings.

     There are no significant legal proceedings pending.

Item 4.   Submission of matters to a vote of Security Holders.

     No matters have been submitted to a vote of security holders since the Annual Meeting held January 5, 1995.


                                     PART II

Item 5. Market for registrant's common equity and related security holder matters.

     Information with respect to the market for the registrant's common stock and related security holder matters on page 29 of Exhibit (13) filed hereunder is incorporated herein by reference.

Item 6.   Selected financial data.

     The five year summary of selected financial data on page 11 of Exhibit
(13) filed hereunder is incorporated herein by reference.

Item 7. Management's discussion and analysis of financial condition and results of operations.

     Management's discussion and analysis of financial condition and results of operations included on pages 13 through 15 of Exhibit (13) filed hereunder is incorporated herein by reference.

Item 8.   Financial statements and supplementary data.

     The consolidated financial statements and report of independent auditors on pages shown below of Exhibit (13) filed hereunder are incorporated herein by reference.

                                                       Page(s)
     Comparative Highlights                                12
     Report of Independent Auditors                        16
     Consolidated Statements of Income                     17
     Consolidated Balance Sheets                       18 & 19
     Consolidated Statements of Cash Flows                 20
     Consolidated Statements of Shareholders' Equity       21
     Notes to Consolidated Financial Statements        22 - 28

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

     There have been no disagreements on accounting and financial disclosure matters reported on Form 8-K during the fiscal years ended August 26, 1995 and August 27, 1994.

                                 PART III

Item 10.   Directors and executive officers of the Registrant.

     Information with respect to non-officer directors is included in the Proxy Statement in the Section entitled "Information concerning Nominees and Directors" and is incorporated herein by reference.

     Information with respect to executive officers, family relationships and business experience is included in the Proxy Statement in the Sections entitled "Executive Compensation," Compensation of Directors," and "Executive Officers". That information (except the Compensation Committee Report, and the graph indicating Comparison of 4 Year
Cumulative Total Return), is incorporated herein by reference.


Item 11.   Executive Compensation.

     Information regarding Executive Compensation is included in the Proxy Statement in the sections entitled "Interest of Management in Certain Transactions," "Executive Compensation," and "Compensa-tion of Directors". That information (except the Compensation Committee Report, and the graph indicating Comparison of 4 Year Cumulative
Total Return), is incorporated herein by reference.


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


Item 13.   Certain Relationships and Related Transactions.

     Information regarding Certain Relationships and Related Trans-actions is included in the Proxy Statement in the Sections entitled "Interest of Management in Certain Transactions," "Executive Compensation," and "Compensation of Directors". That information (except the Compensation Committee Report, and the graph indicating Comparison of 4 Year Cumulative Total Return), is incorporated herein by reference.

                                 PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents or portions thereof indicated are filed as a part of this report on Form 10-K.


     (1) The following consolidated financial statements of Seaway Food Town, Inc. and its subsidiaries, included on pages 16 - 28 of Exhibit (13) filed hereunder are incorporated by reference in
          Item 8.

          Report of Independent Auditors

          Consolidated statements of Income - Years ended
          August 26, 1995,    August 27, 1994 and August 28, 1993

          Consolidated balance sheets at August 26, 1995 and August 27, 1994

          Consolidated statements of cash flows - Years ended August 26, 1995, August 27, 1994 and August 28, 1993

          Consolidated statement of shareholders' equity - Years ended August 26, 1995, August 27, 1994 and August 28, 1993

          Notes to consolidated financial statements - August 26, 1995

     (2) The following consolidated financial statement schedules of Seaway Food Town, Inc. and its subsidiaries are filed under Item 14(d):

          SCHEDULE                                              PAGE(S)

          Schedule II -  Valuation and qualifying accounts         9

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

b.)     Reports on Form 8-K

        No reports on Form 8-K were required to be filed for the three months ended August 26, 1995.

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

            10 - Contracts required by this item have previously been filed and are Incorporated herein by reference from the Company's Annual Report on Form 10-K for the Years Ended September 26, 1981, September 24, 1983, the eleven months ended August 27, 1988, File 0-80, on the Company's Issuer Tender Offer Statement on Schedule 13 E-4 filed November 4, 1987, and on form 10-K for the years ended August 25, 1990, August 31, 1991, August 29, 1992, August 28, 1993,
                     and August 27, 1994.

            11 -     Computation of income per share.

            13 - Portions of the 1995 Annual Report to Shareholders (to the extent incorporated by reference hereunder.)

            22 -     Subsidiaries of the Registrant.

            23 -     Consent of Independent Auditors.

            99 -     Financial Data Schedule

d.)  Financial Statements Required by Regulation S-X.

     Included in Item 14 (a), above.

                                    8
                                SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    SEAWAY FOOD TOWN, INC.
                                        (Registrant)


November 20, 1995        By  /s/ Richard B. Iott
Date                         Richard B. Iott, President & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


November 20, 1995        By  /s/ Wallace D. Iott
Date                         Wallace D. Iott, Chairman of the Board
                             (Principal Executive Officer)
                             & Director


November 20, 1995        By  /s/ Waldo E. Yeager
Date                         Waldo E. Yeager,  Director
                             (Chief Financial Officer and
                                   Treasurer)


November 20, 1995        By  /s/ Paul L. Pope
Date                         Paul L. Pope, Director


November 20, 1995        By  /s/ Robert J. Kirk
Date                         Robert J. Kirk, Director


November 20, 1995        By  /s/ Thomas M. O'Donnell
Date                         Thomas M. O'Donnell, Director


November 20, 1995        By  /s/ David J. Walrod
Date                         David J. Walrod, Director


November 20, 1995        By  /s/ Richard K. Ransom
Date                         Richard K. Ransom, Director


November 20, 1995        By  /s/ Joel A. Levine
Date                         Joel A. Levine, Director

                                     9

                            SEAWAY FOOD TOWN, INC.
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
      Years Ended August 26, 1995, August 27, 1994, and August 28, 1993




                            Charge
             Balance at  (credit) to   Charged     Deductions     Balance at
             beginning    costs and    to other       from          end of
             of period    expenses     accounts     reserves       period
Allowance    ---------    ---------    --------    ---------      ---------
 for
doubtful
accounts:

   1995      $450,000     $   7,249                  $   7,249(A)    $ 450,000
            =========      ========    ========      ============     =========

   1994      $400,000     $  54,699                  $   4,699(A)    $ 450,000
            =========      ========    ========       ============    =========

   1993    $  250,000     $ 150,000                        -  (A)    $ 400,000
            =========      ========    ========       ============    =========










(A) - Accounts charged off during the year, net of recoveries of accounts previously charged off.



                                    10

                                                              EXHIBIT 11
                            SEAWAY FOOD TOWN, INC.

                        COMPUTATION OF INCOME PER SHARE
                                      1995     1994     1993     1992     1991
                                      ----     ----     ----     ----     ----
Income before extraordinary item
 and cumulative effect of change
 in accounting (thousands of
 dollars)                            $4,480    $2,438    $1,123    $2,375    $1,256
                                     ======    ======    ======    ======    ======
Net income (thousands of dollars)    $4,480    $2,059    $1,123    $2,155    $1,256
                                     ======    ======    ======    ======    ======
Weighted average number of common
 shares outstanding during the
 period for purposes of computing
 primary earnings per share       2,196,643 2,306,881 2,332,016 2,326,972 2,307,224

Net shares to be issued upon
 exercise of dilutive options
 after applying treasury stock          ---       ---       ---       ---      ---
 method                              ------    ------    ------    ------    -----

Adjusted outstanding shares for
 purpose of computing income per
 share assuming full dilution     2,196,643 2,306,881 2,332,016 2,326,972 2,307,224
                                  ========= ========= ========= ========= =========
Income per common share:

 Assuming no dilution:
  Income before extraordinary item
   and cumulative effect of change
   in accounting                      $2.04     $1.06      $.48     $1.02      $.54

  Extraordinary item                    ---     (.06)       ---     (.09)       ---

   accounting for income taxes          ---     (.11)       ---       ---       ---
                                     ------    ------    ------    ------    ------
  Net income                          $2.04      $.89      $.48      $.93      $.54
                                     ======    ======    ======    ======    ======
 Fully diluted (A)
  Income before extraordinary item
   and cumulative effect of change
   in accounting for income taxes     $2.04     $1.06      $.48     $1.02      $.54

  Extraordinary item                    ---     (.06)       ---     (.09)       ---

  Cumulative effect of change in
   accounting for income taxes          ---     (.11)       ---       ---       ---
                                     ------    ------    ------    ------    ------
  Net income                          $2.04      $.89      $.48      $.93      $.54
                                     ======    ======    ======    ======    ======
(A) - Not appearing on face of
      income statement




                                             11                   EXHIBIT (13)
               PORTIONS OF THE 1995 ANNUAL REPORT TO SHAREHOLDERS
                             SEAWAY FOOD TOWN, INC.
                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
             (Dollars in thousands except share and per share data)
CONSOLIDATED SUMMARY OF           1995     1994      1993      1992    1991(1)
OPERATIONS                        ----     ----      ----      ----    -------
Net sales                      $559,244  $546,193  $566,883  $554,565  $571,221
Cost of merchandise sold        418,128   409,305   428,478   418,515   434,187
                               --------  --------  --------  --------  --------
Gross profit                    141,116   136,888   138,405   136,050   137,034
Selling,general and             131,267   129,921   133,175   128,378   130,602
administrative expenses        --------  --------  --------  --------  --------
Operating profit                  9,849     6,967     5,230     7,672     6,432
Interest expense                 (4,469)   (4,410)   (4,660)   (5,174    (5,831)
Other income                      1,815     1,169     1,133     1,102     1,347
                               --------  --------  --------  --------  --------
Income before income taxes,
 extraordinary item and
 cumulative effect                7,195     3,726     1,703     3,600     1,948
Provision for income taxes        2,715     1,288       580     1,225       692
                               --------  --------  --------  --------  --------
Income before extraordinary
 item and cumulative effect       4,480     2,438     1,123     2,375     1,256
Extraordinary item (2)              ---      (123)      ---      (220)      ---
Cumulative effect of change         ---      (256)      ---       ---       ---
  in accounting (3)            --------   -------- --------  --------  --------
Net income                     $  4,480  $  2,059  $  1,123  $  2,155  $  1,256
                               ========   ======== ========  ========  ========
PER COMMON SHARE DATA
Income before extraordinary
 item and cumulative effect    $   2.04  $   1.06  $    .48  $   1.02   $   .54
Net income                         2.04       .89       .48       .93       .54
Cash dividends                      .39       .36       .36       .36       .36
Book value                        18.57     16.76     16.00     16.00     15.32
YEAR END POSITION
Total assets                   $154,001  $155,203  $152,771  $150,523  $150,193
Property and equipment - net     84,000    85,346    85,653    80,914    83,488
Net working capital               6,086     8,937     6,555    10,519     8,897
Long term debt                   48,399    55,060    55,705    53,206    53,695
Shareholders' equity             40,731    37,585    37,173    36,704    35,370
FINANCIAL RATIOS
Income before extraordinary
 item and cumulative effect
 as a percent of sales             .80%      .45%      .20%      .43%      .22%
Current ratio                    1.11:1    1.16:1    1.12:1    1.19:1    1.16:1
Long-term debt to equity ratio   1.19:1    1.46:1    1.50:1    1.45:1    1.52:1
OTHER DATA
Weighted average shares of
 common stock outstanding     2,196,643 2,306,881 2,332,016 2,326,972 2,307,224
Net cash provided by operations $19,829   $16,183   $16,534   $13,651   $11,642
Property and equipment addition  13,698    12,681    17,353     9,842    18,940
Depreciation and amortization    12,551    12,311    11,562    11,645    10,711
LIFO charge (credit) included in
 cost of merchandise sold           581       (18)     (492)       49       303
Employees at year end             4,551     4,500     4,860     4,713     4,762
Stores in operation                  66        66        64        65        67
Notes: (1) 53 week year;  (2) Loss from early extinguishment of debt, less applicable income taxes; (3) Reflects adoption of Statement of Financial
Accounting Standards No. 109 "Accounting for income taxes".


                                        12
                             SEAWAY FOOD TOWN, INC.

                             COMPARATIVE HIGHLIGHTS

                  (Dollars in thousands, except per share data)




                                       1995             1994           1993
                                       -----           -----          -----

RESULTS OF OPERATIONS
Net sales                                $559,244        $546,193     $566,883
Operating profit                            9,849           6,967        5,230
Income before income taxes, extra-
 ordinary item and cumulative effect        7,195           3,726        1,703
Income before extraordinary item and
cumulative effect                           4,480           2,438        1,123
  Per common share                           2.04            1.06          .48
  Percent of sales                            .80%            .45%         .20%
  Percent of shareholders' equity           11.00%           6.49%        3.02%
Cash dividends per common share               .39             .36          .36

OTHER FINANCIAL INFORMATION

Working capital                            $6,086          $8,937       $6,555
Capital expenditures                       13,698          12,681       17,353
Depreciation and amortization              12,551          12,311       11,562
Long-term debt                             48,399          55,060       55,705
Shareholders' equity                       40,731          37,585       37,173
Book value per common share                 18.57           16.76        16.00
Weighted average shares outstanding     2,196,643       2,306,881    2,332,016
Number of stores in operation, at
  year end                                     66              66           64
NASDAQ National Market Price Range 16 1/4 - 9 1/2  13 1/4 - 9 1/2   13 - 9 1/2


                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto contained herein.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement components expressed as a percentage of net sales and the year-to-year percentage changes in such components. As of the end of fiscal 1995, Seaway Food Town, Inc. operated 66 retail stores, 44 supermarkets, 24 of which were large combination stores operating as Food Town Plus stores, and 22 deep discount drugstores operating as the Pharm. This compares to 44 supermarkets, 20 of which were Food Town Plus stores, and 22 Pharm deep discount drugstores as of the end of fiscal 1994. During 1995 the Company converted four conventional supermarkets to Food Town Plus stores. All stores operate predominately in northwest and central Ohio and southeast Michigan.

 ____________________________________________________________________________
                                                            Percentage change
                                                             from prior year
                                                           ------------------

                                                              1995       1994
  1995        1994      1993                                Compared   Compared
 -------     -------   -------                              to 1994    to 1993
                                                            --------   --------
    100.0%   100.0%   100.0% Net sales                       2.4%       -3.6%
     25.2     25.1     24.4  Gross profit                    3.1        -1.1
                             Selling,general and adminis-
     23.5     23.8     23.5   trative expenses               1.0        -2.4
      1.8      1.3       .9  Operating profit               41.4        33.2
       .8       .8       .8  Interest expense                1.3        -5.4
       .3       .2       .2  Other income - net             55.3         3.2
                             Income before income taxes,
                               extraordinary item and
      1.3       .7       .3    cumulative effect            93.1       118.8


 Net Sales

   Consolidated net sales increased 2.4% in 1995 and decreased 3.6% in 1994. Nearly 50% of the 1995 net sales increase is attributable to the supermarkets which recovered from some competitive pressures, which were particularly strong during the first three quarters of 1994. The remaining increase in 1995 was attributable to the Pharm drugstores offset by a 0.6% decline resulting from the sale of the Company's dairy operation in November of 1994. Nearly all of
the 1994 net sales decrease was attributable to the supermarkets.   Retail
sales in stores that were open throughout all three years increased approximately 1.95% in 1995 compared to 1994 and decreased approximately 1.26% in 1994 over 1993.

     Management believes that the inflation component in sales was less than 1.5% in 1995, and 1% in 1994 and 1993.

Gross Profit

     In 1995,the gross profit percentage increased from 25.1% to 25.2%. Margins improved in both the supermarkets and the deep discount drugstores in 1995 compared to 1994. In 1995 warehousing and transportation expenses, which are
included in cost of sales, increased a mere $128,000.   In 1994, gross margins
increased on both the supermarkets and the deep discount drugstores, and warehousing and transportation expenses decreased nearly $800,000.


Selling, General and Administrative Expenses

     In 1995, selling, general and administrative expenses increased by $1.3 million, but decreased as a percentage of sales due to higher sales. This dollar increase was attributable principally to an increase in retail store wage expense as well as supply costs. In 1994, selling, general and administrative expenses increased 0.3% as a percentage of sales, but declined $3.3 million. This decrease was attributable to decreased selling expenses, principally wage expense as well as lower workers' compensation expense. General and administrative expenses in 1994 increased as a result of costs associated with enhancing management information systems. Costs associated with closed stores were approximately $204,000 in 1995, $285,000 in 1994, and $961,000 in 1993.

Interest Expense

     Interest expense increased $59,000 in 1995 resulting from higher interest rates offset by lower borrowing levels. Interest expense decreased $250,000 in 1994 due to declining interest rates and the early retirement of certain higher cost borrowings. The weighted average interest rate on long-term debt increased 0.64% from 1994 to 1995 and declined 0.59% from 1993 to 1994.

Other Income

     Other income increased $646,000 over fiscal 1994. This increase is due primarily to a gain of $637,000 recognized on the sale of the company's dairy operations.

Income Taxes

     The effective tax rates for 1995, 1994, and 1993 were 37.7%, 34.6%, and 34.1%, respectively, which approximated the statutory rates in effect. The increase in 1995 is primarily attributable to higher state and local income taxes.

Net Income

     Net income in 1995 was $4,480,000 as compared to $2,059,000 in 1994.
This increase was principally due to increasing margins on higher sales volume offset by slightly higher selling, general and administrative expenses. In addition, 1994 net income was decreased by an extraordinary charge and
cumulative effect of an accounting change.   Net income in 1994 was $936,000
higher than in 1993 principally due to lower selling, general, and administrative expenses along with the effect of increasing margins on lower sales, cumulative effect of change in accounting for income taxes and an extraordinary item of the early extinguishment of debt. Excluding extraordinary items and cumulative effect of the change in accounting, income as a percent of net sales was 0.80% in 1995, 0.45% in 1994, and 0.20% in 1993.

LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures And Financing

     During 1995 capital expenditures were $13,698,000 compared to $12,681,000 in 1994 and $17,353,000 in 1993. These were financed by operations and additional long-term debt. The Company continues to upgrade its corporate information systems to provide more timely and sophisticated information to improve the Company's competitive advantage. The Company continues to expand the benefits of the Company's Plus Card program, which, launched in 1993, initially provided instant discounts (paperless coupons) to customers. In 1995 the program provided customers with the opportunity to pay for their purchases with a bank ATM card, credit card, or their Plus Card which enables them to make their purchase via the Federal Reserve's Automated Clearing House
(ACH). This feature has been made a part of the Plus Card so that the customer can make a fast, paperless check transaction when paying for their purchases while the Company experiences reduced costs. The Company is expecting capital expenditures of approximately $12,000,000 in fiscal 1996.

     As of the end of 1995, the Company had a total of $17.6 million borrowed against its revolving credit loan agreements with banks which provide maximum borrowings of $35.0 million. This compares to $22.7 million borrowed against revolving credit agreements which provided maximum borrowings of $35.0 million at the end of 1994. The Company believes that cash provided by operations along with the remaining $17.4 million available under the credit agreements will be sufficient to finance fiscal 1996 capital additions and other business needs. The Company's plan for store construction, acquisition, remodeling and expansion is frequently reviewed and revised in light of changing conditions. The Company's ability to proceed with projects, or to complete projects during a particular period, is subject to normal construction and other delays. Therefore, it is possible that the projects included in the above mentioned figure will not all commence or be completed in the 1996 fiscal year.

     The long-term debt-to-shareholders' equity ratio was 1.19 to 1 at the end of 1995 compared to 1.46 to 1 at the end of 1994 and 1.50 to 1 at the end of 1993.


Liquidity

     Measures of liquidity for each of the last three fiscal years were as follows:

                             1995              1994            1993
                         -------------    -------------   -------------
 Working capital (1)     $24.2 million    $26.5 million   $24.1 million
 Current ratio (1)         1.42 to 1        1.49 to 1       1.44 to 1
 Unused lines of credit  $17.4 million    $12.3 million    $8.0 million

                   (1) Includes add-back of gross LIFO reserve


                          REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Seaway Food Town, Inc.

We have audited the accompanying consolidated balance sheets of Seaway Food Town, Inc. as of August 26, 1995 and August 27, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 26, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seaway Food Town, Inc. at August 26, 1995 and August 27, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 26, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, in fiscal 1994, the Company changed its method of accounting for income taxes.


                                                /s/    Ernst & Young LLP

October 13, 1995
Toledo, Ohio


                                       17
                        CONSOLIDATED STATEMENTS OF INCOME

        YEARS ENDED AUGUST 26, 1995, AUGUST 27, 1994, AND AUGUST 28, 1993
                  (Dollars in thousands, except per share data)

                                         1995           1994         1993
                                         -----          -----        -----
Net sales                               $559,244        $546,193     $566,883

Cost of merchandise sold                 418,128         409,305      428,478
                                        --------        --------     --------
Gross profit                             141,116         136,888      138,405

Selling, general  and administrative
  expenses                               131,267         129,921      133,175
                                        --------        --------     --------
Operating profit                           9,849           6,967        5,230

Interest expense                         (4,469)          (4,410)      (4,660)

Other income - net                         1,815           1,169        1,133
                                        --------         --------     --------
Income before income taxes,extra-
  ordinary item and cumulative
  effect                                   7,195           3,726        1,703

Provision for income taxes                 2,715           1,288          580
                                        --------        --------     --------
Income before extraordinary item
   and cumulative effect                   4,480           2,438        1,123
Extraordinary item - losses from
  early extinguishment of debt, less
  applicable income taxes of $63
  (Note 2)                                   ---            (123)          ---

Cumulative effect of change in
  accounting for income taxes (Note 3)       ---            (256)          ---
                                        --------         --------     --------

Net income                                $4,480          $2,059       $1,123
                                        ========         ========     ========
Per common share:
  Income before extraordinary item
   and cumulative effect                   $2.04           $1.06        $ .48

  Extraordinary item                         ---           ( .06)           --
  Cumulative effect of change in
   accounting for income taxes               ---           ( .11)          ---
                                        --------         --------     --------
  Net income                               $2.04           $ .89        $ .48
                                        ========         ========     ========
                                                   See accompanying notes


                                   18
                        CONSOLIDATED BALANCE SHEETS

                     AUGUST 26, 1995 AND AUGUST 27, 1994
                 (Dollars in thousands, except per share data)



ASSETS

                                         1995        1994
                                         -----       -----
Current assets

  Cash and cash equivalents               $7,402      $7,137

  Income tax recoverable                     ---         600



  Notes and accounts receivable, less
   allowance of $450 for doubtful
   accounts                                6,587       5,627

  Merchandise inventories                 44,064      44,749

  Prepaid expenses                         1,371       1,272

  Deferred income taxes                    4,211       4,036
                                        --------    --------

      Total current assets                63,635      63,421

Other assets                               6,366       6,436


Property and equipment, at cost


  Land                                     4,160       4,202

  Buildings and improvements              65,983      62,453

  Leasehold improvements                  28,921      26,005

  Equipment                               89,356      92,165
                                        --------    --------

                                         188,420     184,825

  Less accumulated depreciation and
   amortization                          104,420      99,479
                                        --------    --------

    Net Property and equipment            84,000      85,346
                                        --------    --------
                                        $154,001    $155,203
                                        ========    ========

                                19
                    CONSOLIDATED BALANCE SHEETS

                 AUGUST 26, 1995 AND AUGUST 27, 1994
            (Dollars in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                         1995        1994
                                         -----       -----
Current liabilities

  Accounts payable - trade               $38,889     $36,318

  Income taxes                             1,027         407

  Accrued liabilities
    Insurance                              5,521       5,027
    Payroll                                2,994       2,766
    Taxes, other than income               2,352       2,434
    Other                                  3,213       4,191
                                        --------    --------

                                          14,080      14,418


  Long-term debt due within one year       3,553       3,341
                                        --------    --------

      Total current liabilities           57,549      54,484

Long-term debt                            48,399      55,060

Deferred income taxes                      5,276       5,495

Deferred other                             2,046       2,579

Shareholders' equity
  Serial preferred stock, without par
   value: 300,000 shares authorized
   none issued                               ---         ---

  Common stock, without par value
   (stated value $2 per share):
   6,000,000 shares authorized,
   2,193,352 shares outstanding
   (2,242,373 in 1994)                     4,387       4,485

  Capital in excess of stated value          680         434

  Retained earnings                       35,664      32,666
                                        --------    --------

      Total shareholders' equity          40,731      37,585
                                        --------    --------

                                        $154,001    $155,203
                                        ========    ========
                                                       See accompanying notes


                                   20
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
   YEARS ENDED AUGUST 26, 1995, AUGUST 27, 1994, AND AUGUST 28, 1993
                          (Dollars in thousands)
                                                 1995      1994        1993
                                                -----      -----      -----
Cash flows from operating activities
    Net income                                 $  4,480  $  2,059   $  1,123
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization              12,551    12,311     11,562
       Provision for ESOP                            334       529        492
       Deferred income taxes                        (394)      645       (549)
       Equity in income of affiliates                (93)      (31)       (46)
       Loss (gain) on disposal of property
          and equipment                             (553)      153        206
       Changes in assets and liabilities
         affecting operations:
          Notes and accounts receivable             (460)      968         70
          Merchandise inventories                    685      (430)     2,476
          Prepaid expenses                           (99)      236        501
          Accounts payable
             and accrued liabilities               2,158      (114)       560
          Income taxes                             1,220      (143)       139
                                                --------   --------   --------
    Net cash provided by operating activities     19,829    16,183     16,534
Cash flows from investing activities
    Expenditures for property
      and equipment                              (12,079)  (12,066)   (14,376)
    Proceeds from sale of property and
      equipment                                    3,046       182        270
    Other                                            163      (624)      (714)
                                                --------   --------   --------
    Net cash used in investing activities         (8,870)  (12,508)   (14,820)

Cash flows from financing activities
    Proceeds from issuance of long-term debt       2,275    19,721      3,554
    Payments of long-term debt                   (10,343)  (20,853)    (3,540)
    Contributions to ESOP                             --        --        (15)
    Payments for acquisitions of common shares      (817)   (1,342)      (291)
    Dividends paid                                  (851)     (834)      (840)
    Decrease in deferred other                      (958)     (760)      (455)
                                                --------  --------   --------
    Net cash used in financing activities        (10,694)   (4,068)    (1,587)
Increase (decrease) in cash and cash            --------  --------   --------
    equivalents                                      265      (393)       127
Cash and cash equivalents at
    beginning of year                              7,137     7,530      7,403
Cash and cash equivalents at                    --------  --------   --------
    end of year                                $   7,402 $   7,137  $   7,530
                                                ========  ========   ========
Supplemental disclosures of cash flow
    information
      Cash paid during the year for:
        Interest                               $   4,480 $   4,508  $   4,632
        Income taxes                               1,756       939        991


                                                  See accompanying notes

                                         21
                             SEAWAY FOOD TOWN, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        YEARS ENDED AUGUST 26, 1995, AUGUST 27, 1994 AND AUGUST 28, 1993
                  (Dollars in thousands, except per share data)
                                                               Capital
                                                   ESOP-      in Excess         Total
                               COMMON STOCK      UNALLOCATED     of            Share-
                             ----------------- --------------- Stated Retained holders'
                             Shares     Amount Shares  Amount  Value  Earnings Equity
                             -------    ------ ------- -------  ----- -------- -------
Balance at August 29, 1992   2,389,593  $4,779 (76,152) $(1,028) $504  $32,449 $36,704

Net income                                                               1,123   1,123

Purchase of common
   shares for treasury        (25,800)    (51)                    (8)    (232)   (291)

Dividends received by ESOP                                  (15)                  (15)

Allocation by ESOP                               34,969      518 (26)             492

Dividends paid - $.36
    per share                                                             (80)   (840)
                            ---------   -----  -------   ------ ----   ------  ------
Balance at August 28, 1993  2,363,793   4,728 (41,183)    (525)  470   32,500  37,173

Net income                                                              2,059   2,059

Purchase of common
 shares for treasury         (124,220)   (248)                   (35)  (1,059) (1,342)

Allocation by ESOP                              41,183      525  (29)             496

Issuance of common
   shares to ESOP                2,800       5                    28               33

Dividends paid - $.36
   per share                                                             (834)   (834)
                             ---------  ------   ------   ------ ----   ------  ------
Balance at August 27, 1994   2,242,373   4,485        0        0  434   32,666 37,585

Net income                                                               4,480  4,480

Purchase of common
   shares for treasury        (82,421)   (165)                   (21)    (631)  (817)

Issuance of common
 shares to ESOP                33,400      67                    267             334

Dividends paid - $.39
  per share                                                              (851)  (851)
                             ---------  ------  -------   ------ ----   ------ ------
Balance at August 26, 1995   2,193,352  $4,387        0       $0 $680  $35,664 $40,731
                             =========  ======  =======   ====== ====   ======  ======

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

  INVENTORIES -- Meat, produce and drug inventories are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market. All other merchandise inventories are valued at the lower of cost, using the last-in, first-out (LIFO) method, or market. Inventories have been reduced by $18,157,000 and $17,576,000 at August 26, 1995 and August 27, 1994,
  respectively, from amounts which would have been reported under the FIFO method (which approximates current cost).

  During 1995 and 1994, merchandise inventory quantities were reduced. These reductions resulted in liquidation of the LIFO inventory quantities carried at lower costs prevailing in prior years as compared with costs of 1995 and 1994 purchases, the effect of which increased consolidated net income by approximately $89,000 ($.04 per share) in 1995 and $75,000 ($.03 per share) in 1994.

  DEPRECIATION AND AMORTIZATION -- Depreciation and amortization are provided principally under the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Capital leases not involving a purchase of the assets are amortized over the lease term.

  ADVERTISING -- The Company expenses the costs of advertising as incurred. Advertising expense was $4,029,000 in 1995, $3,704,000 in 1994 and
  $4,160,000 in 1993.

  PENSION -- The Company contributes to pension plans covering substantially all employees. Pension costs include defined contributions based upon wages, and specified amount per hour as required under collective bargaining agreements. The Company's policy is to fund pension costs annually in the amount accrued.

  DEFERRED INCOME TAXES -- Deferred income taxes are provided on the asset and liability method for all significant temporary differences between income reported for financial statement purposes and taxable income.

  NET INCOME PER COMMON SHARE -- Net income per common share is based upon the weighted average number of common shares outstanding of 2,196,643 in 1995, 2,306,881 in 1994 and 2,332,016 in 1993. Unallocated shares held by the ESOP were not considered outstanding.

2.  NOTES PAYABLE AND LONG-TERM DEBT
  Long-term debt at August 26, 1995 and August 27, 1994 consisted of the following (in thousands):

                                                         1995      1994
                                                       -------   ------
       9.1% to 9.22% senior
         notes payable to insurance
         company, due 2005                             $12,000   $12,000

       8.15% to 8.75% mortgage
         notes payable to insurance
         companies, payments due
         quarterly to 2002                               2,024     2,357

       6% to 9% mortgage
         notes payable, payments
         due annually to 2008                            6,971     6,716

       7.75% to 10.3% term
         notes  payable, payments
         due quarterly and annually
         to 1999                                         5,122     6,535

       Revolving credit loan agree-
         ments with banks,  with
         interest of 6.72% to 8.75%                     17,600    22,700

       Long-term lease obligations (see Note 5):

        7.138% to 7.25%  industrial
           development revenue
           bonds, payments due
           annually to 2000.                            1,265     1,465

         Other, 5.72% to 13%,
           payments due in varying
           monthly amounts through
           2004.                                        6,970     6,628
                                                      --------  --------
                                                       51,952    58,401
       Less amount due within one
         year.                                          3,553     3,341
                                                      --------  --------
                                                      $48,399   $55,060
                                                      ========  ========


  The Company has four revolving credit loan agreements permitting borrowings up to $35,000,000 in the aggregate. The loan agreements are due in fiscal 1997, at which time the borrowings are convertible into term notes payable over four years. Interest is charged, at the Company's option, at the current prime rates charged by the banks or 1.25% in excess of the current LIBOR rate. The Company is required to pay a fee of .25% per annum on any unused portion of the loan commitment. Under these agreements, the Company had borrowed $17,600,000 and $22,700,000 at August 26, 1995 and August 27,
  1994, respectively.

  The Company has entered into interest rate cap agreements in the management of interest rate exposure. These transactions reduce the Company's exposure to significant variations in interest rates. At August 26, 1995, a notional amount of $20,000,000 was covered by these agreements at an average borrowing rate of 9.375% through 1999. If the counterparties to these agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these agreements and could incur additional interest expense as a result. However, the Company does not anticipate nonperformance by the counterparties, since all of these agreements are with banks with which the Company has revolving credit agreements and have right of offset.

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

  At August 26, 1995, the approximate undepreciated cost of property and equipment subject to mortgages was $20,616,000.

  In 1994 the Company recorded extraordinary losses from early extinguishment of debt which consisted mainly of prepayment penalties and unamortized financing fees amounting to $123,000 (net of $63,000 income tax benefit).

  Annual maturities of long-term debt for each of the five fiscal years
  subsequent to August 26, 1995 are as follows:   1996 - $3,553,000; 1997 -
  $7,099,000; 1998 - $2,931,000; 1999 - $4,990,000; 2000 - $8,778,000.

  At August 26, 1995, the carrying value of the long-term debt in aggregate, excluding capitalized lease obligations, approximates its fair value due to the significant amount of variable rate long-term debt. The fair value is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates.


3.   INCOME TAXES
  Effective August 29, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As permitted by Statement 109, prior year financial statements have not been restated to reflect the change in accounting method. The cumulative effect as of August 29, 1993 of adopting Statement 109 decreased 1994 net income by $256,000 or $.11 per share.

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

                                       25
  The provision (credit) for income taxes consists of the following (in thousands):

                                  1995       1994       1993
                               -------    -------    -------
      Current:
           Federal              $2,263     $  674     $1,091
           State and local         846        225         38
                             ---------  ---------  ---------
                                 3,109        899      1,129
        Deferred:
           Federal               (132)        415      (618)
           State and local       (262)       (26)         69
                              --------  ---------  ---------
                                 (394)        389      (549)
                              --------  ---------  ---------
                                $2,715     $1,288     $  580
                              ========   ========   ========

  The consolidated effective tax rate differs from the statutory U.S. Federal tax rate for the following reasons and by the following percentages:

                                                 1995      1994      1993
                                                ------   ------     -----
        Statutory U.S. Federal
          tax rate                               34.0%    34.0%     34.0%
        Increase (reduction) in taxes
         resulting from:

          State and local income
            taxes net of the related
            reduction in federal
            income taxes                          5.9      4.2       1.5
          Tax credits                            (2.2)    (2.3)      ---
          Contribution of
            merchandise                          ( .4)    (1.1)     (3.7)
          Other                                    .4     ( .2)      2.3
                                                ------   -------   -------
        Effective tax rate                       37.7%    34.6%     34.1%
                                                ======    ======    ======


  Significant components of the Company's deferred income tax assets and liabilities as of August 26, 1995 and August 27, 1994 are as follows (in thousands):

                                               1995         1994
                                              ------       ------
   Deferred income tax assets:
     Accrued expenses                          $3,715       $3,221
     Tax credit carryforwards                     308        1,626
     Expenses inventoried for tax purposes        873          913
     Other                                        762          704
                                              -------       ------
                                               $5,658       $6,464
                                              =======       ======
   Deferred income tax liabilities:
     Excess tax depreciation                   $5,565       $6,464
     Deferred project costs                     1,002        1,259
     Other                                        156          200
                                              -------       ------
                                               $6,723       $7,923
                                              =======       ======

  The above are reflected in the balance sheets as of August 26, 1995 and August 27, 1994 as follows (in thousands):

                                            1995             1994
                                            -----            -----
  Current deferred income tax asset         $4,211          $4,036
                                           =======          ======
  Noncurrent deferred income tax liability  $5,276          $5,495
                                           =======          ======

  Under the provisions of Statement 96, the 1993 deferred tax provision by major element was attributable to the following (in thousands):


              Tax credit carryforwards               $(631)
              Deferred project costs                   552
              Self insurance accruals                 (378)
              Other accrued expenses                  (181)
              Closed store accruals                   (115)
              Compensation                             106
              ESOP contribution                       ( 94)
              Expenses inventoried for tax purposes     87
              Prepaid insurance                         84
              Other                                     21
                                                     -------
                                                     $(549)
                                                     =======

  The Company has alternative minimum tax credit carryforwards of $308,000 which can be applied against regular tax liabilities in future years.

4.   EMPLOYEE BENEFIT PLANS
  For eligible nonunion employees, the Company has a 401(k) salary deferral plan which permits employee salary deferrals of up to 15%, but not to exceed the maximum annual allowable amount for income tax purposes, and an Employee Stock Ownership Plan (ESOP). The Company used $2,000,000 of excess pension plan assets returned to the Company upon termination of the Defined Benefit Pension Plan in fiscal 1988 to advance fund the ESOP. The amount of shares held by the ESOP which had not been allocated to plan participants were considered to be treasury shares and were shown as a reduction of Shareholders' Equity. All such shares were allocated in fiscal 1994. Allocations to the participants in the ESOP are not less than 2 1/2% of total annual compensation. Company matching contributions to the 401(k) plan are 50% of employee salary deferral contributions. The Company matching contributions are not made on salary deferrals in excess of 6% of an employee's compensation. The Company's expense for these plans was $946,000 in 1995, $832,000 in 1994, and $991,000 in 1993.

  In addition, the Company contributes to several area-wide defined benefit union pension plans established under collective bargaining agreements. The aggregate costs for these plans amounted to $2,293,000 in 1995, $2,428,000
  in 1994, and $2,963,000 in 1993.   Under the Multi-employer Pension Plan
  Amendments Act of 1980, the Company could become liable for its proportionate share of unfunded vested benefits, if any, in the event of the termination of, or its withdrawal or partial withdrawal from, the union-sponsored plans to which the Company makes contributions. The 1993 expense is higher principally because of the withdrawal liability related to one of the union sponsored pension plans.

5.   LEASE COMMITMENTS
  Capital leases
       The cost and accumulated amortization of property leased under long-term noncancellable leases are as follows (in thousands):


                                     1995         1994
                                   --------     --------
             Land                  $    256     $    256
             Buildings                7,995        7,988
             Equipment                6,895        5,295
                                 ----------   ----------
                                     15,146       13,539
             Less accumulated
             amortization             7,874        6,542
                                   --------     --------
                                    $ 7,272      $ 6,997
                                   ========     ========

  Future minimum lease payments under capital leases together with the present value of net minimum lease payments as of August 26, 1995 are as follows (in thousands):

                   1996                       $ 2,415
                   1997                         2,174
                   1998                         1,814
                   1999                         1,362
                   2000                         1,059
                Later years                     1,457
                                             --------
        Total minimum lease payments           10,281
        Less amount representing interest       2,046
                                             --------
        Present value of net minimum lease
           payments (included in long-term
           debt at August 26, 1995 -- see
           Note 2)                            $ 8,235
                                              =======

  OPERATING LEASES
       Minimum annual rentals for facilities leased under operating leases aggregate approximately $40,084,000 payable as follows (in thousands):



                    1996      $ 5,242
                    1997        5,170
                    1998        4,757
                    1999        4,601
                    2000        4,182
                Later years    16,132
                              -------
                              $40,084
                              =======


  The leases expire at various dates from 1996 to 2010 and substantially all are renewable for one or more successive five year periods, in some cases at slightly higher rentals.

  Total rent expense attributable to operating leases amounted to approximately $5,915,000 in 1995, $6,130,000 in 1994, and $6,709,000 in 1993 and included provisions for additional rentals of $234,000 in 1995, $222,000 in 1994, and $256,000 in 1993 based upon gross sales in excess of specified amounts.

  The Company entered into capital leases amounting to approximately $1,619,000 in 1995, $615,000 in 1994 and $1,844,000 in 1993.

6.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
       Quarterly financial data for the years ended August 26, 1995, and August 27, 1994 are presented below (in thousands of dollars, except per share amounts):

                           First    Second      Third    Fourth
                          -------   -------    -------   -------
      Net sales:
                    1995  $136,988  $143,953   $139,160  $139,143
                    1994   132,500   139,404    136,191   138,098

     Gross profit:
                    1995   $34,344   $36,501    $34,990   $35,281
                    1994    32,567    34,444     34,663    35,214

     Income (loss)
       before extra-
       ordinary item
       and cumula-
       tive effect:
                    1995     1,109     1,534        589     1,248
                    1994     (249)       974        963       750

     Net income
       (loss):
                    1995     1,109     1,534        589     1,248
                    1994     (505)       974        893       697

     Income (loss)
       before extra-
       ordinary item
       and cumula-
       tive effect per
       common share:
                    1995       .50       .70        .27       .57
                    1994     (.11)       .42        .42       .33

     Net income (loss)
       per common
       share:
                    1995       .50       .70        .27       .57
                    1994     (.22)       .42        .39       .30

                                       29
                              INVESTOR INFORMATION


                        MARKET PRICE OF COMMON STOCK AND
                         RELATED SECURITY HOLDER MATTERS

                            Common Stock Price Range

                                           Common Divi-
                  Fiscal                    dends paid
                 Quarter   High     Low    (Per share)
                 -------  ------  ------   -----------
                1994 1st  13 1/4    11         .09
                     2nd  12 3/4  10 1/2       .09
                     3rd  11 1/2   9 1/2       .09
                     4th  10 1/2   9 1/2       .09

                1995 1st  10 3/4   9 1/2       .09
                     2nd    13     9 1/2       .10
                     3rd  15 1/2    13         .10
                     4th  16 1/4  14 1/2       .10


            The price is the high and low price on the NASDAQ
            National Market. The Company's NASDAQ ticker symbol is "SEWY". As of August 26, 1995, the approximate number of record holders of common stock was 519.

                                    30
                                                EXHIBIT 22

                           SEAWAY FOOD TOWN, INC.

                         SUBSIDIARIES OF REGISTRANT


     At the fiscal year ended August 26, 1995 the Company had the following subsidiaries, all of which are included in the consolidated financial statements:

                                                      State in
                             Percentage of voting     which
             Name              Securities owned      incorporated
-------------------------    --------------------    ------------
Northern Distributing Co.                100             Ohio
Gruber's Food Town, Inc.                 100           Michigan
Tracy & Avery Food Town, Inc.            100             Ohio
Fjord Properties, Inc.                   100           Michigan
Second Fjord Properties, Inc.            100             Ohio
Third Fjord Properties, Inc.             100             Ohio
Third Fjord Properties Community
  Urban Redevelopment Corp.              100             Ohio
Fifth Fjord Properties, Inc.             100           Michigan
Fifth Fjord Properties of
  Ohio, Inc.                             100             Ohio
Seaway Properties, Inc.                  100             Ohio
Custer Pharmacy, Inc.                     75           Michigan
Buckeye Discount, Inc.                   100             Ohio
Seaway Milk Processing, Inc.             100            Ohio
Monroe Acquisition Corporation           100           Michigan
JRHW6 Corporation                        100           Michigan

   The following affiliate is accounted for on the equity basis:

Port Clinton Realty Co.
  (Partnership)                           39              N/A


                                  31
                                               EXHIBIT 23


                   CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report [Form 10-K] of Seaway Food Town, Inc. of our report dated October
13, 1995, included in  Exhibit 13 to Form 10-K.


Our audits also included the financial statement schedule of Seaway Food Town, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                   /s/  ERNST & YOUNG LLP





Toledo, Ohio
October 13, 1995

                                                         EXHIBIT 99

                             FINANCIAL DATA SCHEDULE
                           ARTICLE 5 OF REGULATION S-X