Form 10-Q
period 1995-11-25
SEAWAY FOOD TOWN INC
filed 1996-01-05
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                                      20549

                                    FORM 10 Q
(Mark One)

( X )   Quarterly Report Pursuant to Section 13 or 15 (d) of the  Securities
          Exchange Act of 1934

For the quarterly period ended November 25, 1995 Commission File number 0-80.


(   )   Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934.

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

               Class                         Outstanding at January 4, 1996
        Common stock, without par                  2,183,302 shares
        value (stated value $2.00 per share)

                         PART I.   FINANCIAL INFORMATION



Summarized Financial Information:

     The following consolidated statements of income, condensed consolidated balance sheets, and condensed consolidated statements of cash flows are unaudited, but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of its financial position, results of operations and cash flows for the periods and the dates indicated. Since the unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all disclosures normally provided in annual financial statements; they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's 1995 Annual Report to Shareholders.


                        PART I.  FINANCIAL INFORMATION (Continued)

                             Consolidated Statements of Income

                                (Thousands of Dollars - Except
                                Average Share and Per-share Data)
                                                  Thirteen Weeks Ended

                                              November 25      November 26,
                                                 1995               1994
                                             -------------    -------------
Net Sales                                         $144,212         $136,988
Cost of merchandise sold                           108,233          102,644
                                             -------------    -------------
Gross profit                                        35,979           34,344

Selling, general and
  administrative expenses                           34,422           32,162
                                             -------------    -------------
Operating profit                                     1,557            2,182

Interest expense                                    (1,138)          (1,183)
Other income - net                                     302              819
                                              -------------    -------------
Income before income taxes                              721            1,818

Provision for income taxes                              270              709
                                              -------------    -------------
Net income                                         $    451         $  1,109
                                              =============    =============
Per common share:

  Net income                                       $   0.21         $   0.50
                                                   ========         ========
  Dividends paid                                   $   0.10         $   0.09
                                                   ========         ========
  Average number of shares outstanding            2,193,352        2,214,887
                                                  =========        =========

See notes to consolidated financial statements




                       PART I.  FINANCIAL INFORMATION (Continued)
                         Condensed Consolidated Balance Sheets
                                 (Thousands of Dollars)
                                             November 25,    August 26,
                                                 1995        1995 (note)
                                             ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                      $ 8,358         $ 7,402
  Notes and accounts receivable                    8,023           7,037
  Less allowance for doubtful accounts              (450)           (450)
  Merchandise inventories (Note B)                68,069          62,221
  Less LIFO reserve                              (18,126)        (18,157)
  Prepaid expenses, including deferred
    income taxes                                   5,977           5,582
                                             ------------    ------------
                                                  71,851          63,635

Other assets                                       6,334           6,366
Property and equipment:
  Cost                                           192,553         188,420
  Less accumulated depreciation and
    amortization                                (107,635)       (104,420)
                                             ------------    ------------
  Net property and equipment                      84,918          84,000
                                             ------------    ------------
                                                $163,103        $154,001
                                             ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $42,781         $38,889
  Income taxes                                       852           1,027
  Accrued liabilities                             13,488          14,080
  Long-term debt due within one year               7,156           3,553
                                            ------------    ------------
    Total current liabilities                     64,277          57,549

Long-term debt                                    50,779          48,399
Deferred income taxes                              5,276           5,276
Deferred other                                     1,808           2,046
Shareholders' equity:
  Common stock                                     4,387           4,387
  Capital in excess of stated value                  680             680
  Retained earnings                               35,896          35,664
                                            ------------    ------------
    Total shareholders' equity                    40,963          40,731
                                            ------------    ------------
                                                $163,103        $154,001
                                            ============    ============
Note:  The balance sheet at August 26, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements


                     PART I.  FINANCIAL INFORMATION (Continued)

                   Condensed Consolidated Statements of Cash Flows
                              (Thousands of Dollars)


                                                    Thirteen
                                                  Weeks Ended
                                          November 25,     November 26,
                                              1995             1994
                                         -------------    -------------
OPERATING ACTIVITIES-net cash
   provided by (used in)                        $(331)             $728

INVESTING ACTIVITIES
  Expenditures for property and equipment      (4,248)          (1,884)
  Proceeds from sale of property
    and other assets                               25            2,821
  Other                                             9              224
                                         -------------    -------------
  Net cash provided by
    (used in)investing activities              (4,214)           1,161

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt      7,200              980
  Payments of long-term debt                   (1,217)            (929)
  Payments for acquisition of common shares       ---             (667)
  Dividends paid                                 (219)            (195)
  Decrease in deferred other                     (263)            (296)
                                         -------------    -------------
  Net cash provided by
    (used in) financing activities              5,501           (1,107)
                                         -------------    -------------

Increase in cash and cash equivalents             956              782

Cash and cash equivalents
  at beginning of period                        7,402            7,137
                                        -------------    -------------
Cash and cash equivalents
  at end of period                             $8,358           $7,919
                                        =============    =============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Interest                                     $853             $881
                                        =============    =============
    Income Taxes                                 $444             $(2)
                                        =============    =============
See notes to consolidated financial statements


                     Notes to Consolidated Financial Information

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

Net sales for the first fiscal quarter of 1996 were $144,212,000 or 5.27% higher than the same quarter in 1995. This net increase was attributable to increases in both drugstore and supermarket sales resulting from increased promotional activity. Sales from stores in operation both this past quarter as well as the same quarter a year ago increased 5.02%.

Gross margins, as a percent of sales, decreased .12% in the first quarter of fiscal 1996 compared to the same quarter in 1995 Gross margins have decreased slightly this quarter after a period of increasing margins in 1995.

As a percent of sales, selling, general and administrative expenses increased
 .39% in the first quarter. This increase is a result of increased wages, supply costs, advertising and costs associated with enhancing management information systems.

Interest expense remained consistent with the prior year. Slightly higher interest rates were offset by lower outstanding borrowings.

Other income - net decreased $517,000 as compared to the same quarter in 1995. This decrease is due primarily to the effect of a gain of $637,000 recognized on the sale of the Company's dairy operations in the first quarter of 1995.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect.

            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)



Liquidity and Capital Resources

During the first thirteen weeks of fiscal 1996, the Company's working capital increased $1,488,000 as compared to August 26, 1995. The working capital ratio was 1.12 to 1 at the end of this quarter compared to 1.11 to 1 at August 26, 1995 and 1.20 to 1 at November 26, 1994. During the first thirteen weeks of fiscal 1996, the company utilized $331,000 of cash in operations due primarily to increased inventory levels. Borrowings under the Company's Revolving Credit Agreements increased to support operations and finance capital expenditures and other corporate activity.


The funds required by the Company on a continuing basis for both working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through institutional lenders. The Company is not aware of any trends, demands, commitments or uncertainties which will result or which are reasonably likely to result in a material change in the Company's liquidity. During the first quarter of 1996 the company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $29,450,000.

Item 4 - Results of votes of security holders

     (a) The Annual Meeting of Shareholders of Seaway Food Town, Inc. was held on January 4, 1996.

     (b) The election of the Directors previously nominated and as set forth in the Proxy Statement of December 8, 1995, which is incorporated herein by reference, was by the following vote:

                                   Shares         Shares voted
                                   Voted FOR      AUTHORITY TO VOTE
                                                  WITHHELD
          Waldo E. Yeager          1,744,833           12,145

          Richard B. Iott          1,744,833           12,145

          Eugene R. Wos            1,739,590           17,388

     (c) Pursuant to the proposal set forth in the Proxy Statement of December 8, 1995, which is incorporated herein by reference, approval of Ernst & Young, LLP as independent auditors for the fiscal year ending August 31, 1996 was by the following vote:

               1,754,510  shares voted FOR

                   2,364  shares voted AUTHORITY TO VOTE WITHHELD

                     104  shares voted AGAINST


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


                                               SEAWAY FOOD TOWN, INC.
                                               Registrant





Date  January 5, 1996                    By /s/ Richard B. Iott
                                             Richard B. Iott, President





Date  January 5, 1996                    By /s/ Waldo E. Yeager
                                            Waldo E. Yeager,
                                             Chief Financial Officer,
                                              Treasurer