Form 10-Q
period 1996-02-24
SEAWAY FOOD TOWN INC
filed 1996-04-05
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                                      20549

                                    FORM 10 Q
(Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended February 24, 1996 Commission File number 0-80.


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

                Class                         Outstanding at April 4, 1996
        Common stock, without par                  2,199,201 shares
        value (stated value $2.00 per share)

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


                    PART I. FINANCIAL INFORMATION (CONTINUED)

                        Consolidated Statements of Income

                         (Thousands of Dollars - Except
                        Average Share and Per-Share Data)
                         Thirteen Weeks Ended          Twenty-Six Weeks Ended
                       February 24,  February 25,   February 24,  February 25,
                          1996          1995           1996          1995
                       -----------   -----------    -----------   -----------
Net Sales                 $152,826    $143,953       $297,038      $280,941
Cost of Merchandise sold   113,910     107,452        222,143       210,096
                         ----------- -----------     -----------   -----------
Gross profit                38,916      36,501         74,895        70,845
Selling, general and
  administrative expenses   35,530      33,128         69,952        65,290
                         ----------- -----------     -----------   -----------
Operating profit             3,386       3,373          4,943         5,555

Interest expense            (1,136)     (1,150)        (2,274)       (2,333)
Other income - net             168         293            470         1,112
                         ----------- -----------     -----------   -----------
Income before income taxes   2,418       2,516           3,139         4,334

Provision for income taxes    (954)       (982)         (1,224)       (1,691)
                         ----------- -----------     -----------   -----------
Net Income                $  1,464    $  1,534        $  1,915     $   2,643
                         =========== ===========     ===========   ===========
Per common share:

  Net income                 $.66         $.70            $.87         $1.20
                         =========== ===========     ===========   ===========
  Dividends paid             $.10         $.10            $.20          $.19
                         =========== ===========     ===========   ===========
Average number of shares
  outstanding             2,197,942   2,184,378       2,195,647     2,199,633
                         =========== ===========      ===========  ===========

See notes to consolidated financial statements




                   PART I.  FINANCIAL INFORMATION (Continued)
                      Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)
                                             February 24,       August 26,
                                                 1996              1995
                                                                  (NOTE)
ASSETS                                        ------------      -------------
Current assets:
  Cash and cash equivalents                       $  7,653            $ 7,402
  Notes and accounts receivable                      7,784              7,037
  Less allowance for doubtful accounts               (450)              (450)
  Merchandise inventories (Note B)                  65,270             62,221
  Less LIFO reserve                               (18,205)           (18,157)
  Prepaid expenses, including deferred
    income taxes                                     6,005              5,582
                                               ------------      -------------
                                                    68,057             63,635
Other assets                                         6,172              6,366
Property and equipment:
  Cost                                             195,422            188,420
  Less accumulated depreciation and
    amortization                                 (110,835)          (104,420)
                                               ------------      -------------
  Net property and equipment                        84,587             84,000
                                              ------------      -------------
                                                  $158,816           $154,001
                                              =============     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $41,136            $38,889
  Income taxes                                         914              1,027
  Accrued liabilities                               13,722             14,080
  Long-term debt due within one year                 4,272              3,553
                                               ------------      -------------
    Total current liabilities                       60,044             57,549

Long-term debt                                      49,520             48,399
Deferred income taxes                                5,276              5,276
Deferred other                                       1,536              2,046
Shareholder's equity:
  Common stock                                       4,413              4,387
  Capital in excess of stated value                  1,024                680
  Retained earnings                                 37,003             35,664
                                               ------------      -------------
    Total shareholders' equity                      42,440             40,731
                                               ------------      -------------
                                                  $158,816           $154,001
                                               ============      =============
NOTE:  The balance sheet at August 26, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements


                    PART I.  FINANCIAL INFORMATION (Continued)

                  Condensed Consolidated Statements of Cash Flows
                               (Thousands of Dollars)


                                                  Twenty-Six Weeks Ended
                                               February 24,    February 25,
                                                    1996            1995
                                              -------------    -------------
OPERATING ACTIVITIES-net cash  provided              $6,845          $9,815

INVESTING ACTIVITIES
  Expenditures for property and equipment            (7,484)         (5,155)
  Proceeds from sale of property and other assets        88           2,913
  Other                                                 180             460
                                               -------------    -------------
  Net cash used in investing activities              (7,216)         (1,782)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt            7,200           1,281
  Payments of long-term debt                         (5,414)         (7,391)
  Payments for acquisition of common shares            (166)           (807)
  Dividends paid                                       (438)           (412)
  Decrease in deferred other                           (560)           (505)
                                                -------------    -------------
  Net cash provided by (used in) financing activities   622         (7,834)
                                                -------------    -------------

Increase in cash and cash equivalents                   251             199

Cash and cash equivalents at beginning of period      7,402           7,137
                                                -------------    -------------
Cash and cash equivalents at end of period            7,653          $7,336
                                                =============    =============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Interest                                         $2,370          $2,351
                                                =============    =============
    Income Taxes                                      $1,336            $283
                                                =============    =============
See notes to consolidated financial statements

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

As of February 24, 1996, Seaway Food Town, Inc. operated 67 retail stores,
44 supermarkets, 25 of which are large combination stores operating as Food Town Plus stores and 23 deep discount drugstores operating as the Pharm. This compares to 44 supermarkets, 20 of which were Food Town Plus stores and 22 Pharm deep discount drugstores as of February 25, 1995.

Net sales for the second quarter of fiscal 1996 were $152,826 or 6.2% higher than the same quarter of 1995. On a year to date basis, net sales were $297,038 or 5.7% higher than 1995. Most of this net increase was attributable to increased drugstore and supermarket sales resulting from one more drugstore in operation at the end of the quarter as compared to the same quarter of the prior year along with increased promotional activity in both the supermarkets and drugstores. Sales from stores in operation both this past quarter as well as the same quarter a year ago increased 4.99% in the current year.

Gross margins, as a percent of sales, increased .10% in the second quarter of fiscal 1996 compared to the same quarter of 1995. Margins declined slightly in the supermarkets and increased slightly in the Pharms for the second quarter of 1996 compared to 1995. On a year to date basis, these margins remained constant between 1996 and 1995. Warehousing and transportation costs, which are included in cost of sales, remained constant from quarter to quarter and on a year to date basis.

As a percent of sales, selling, general and administrative expenses increased
 .24% in the second quarter, and .31% on a year to date basis as compared to 1995. This increase is a result of increased wages, supply costs, utilities, advertising and costs associated with enhancing management information systems.

Interest expense remained consistent with the prior year as slightly lower interest rates were offset by higher outstanding borrowings for the second quarter of fiscal 1996 compared to the same quarter of 1995. On a year to date basis, slightly higher interest rates were offset by slightly lower borrowings.

Other income - net decreased $125,000 over the same quarter in 1995. This decrease is due primarily to decreased gains on the sale of company assets during this quarter compared to 1995. On a year to date basis, other income - net decreased by $642,000, primarily due to a gain of $632,000 recognized on the sale of the Company's dairy operation in the first quarter of Fiscal 1995.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect.

            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)



Liquidity and Capital Resources

During the first twenty-six weeks of fiscal 1996, the Company's working capital increased $1,927,000 as compared to August 26, 1995. The working capital ratio was 1.13 to 1 at the end of this quarter compared to 1.11 to 1 at August 26, 1995 and 1.12 to 1 at November 25, 1995. During the first twenty-six weeks of fiscal 1996, the Company generated $6,845,000 in cash from operations which, supplemented with increased borrowings, was used primarily to finance capital expenditures, make dividend payments, and repurchase some of the Company's common shares.

The long-term debt to shareholders equity ratio was 1.17 to 1 at February 24, 1996 compared to 1.25 to 1 at February 25, 1995.

Measures of liquidity at February 24, 1996 and February 25, 1995 were as follows:

                                          1996            1995
                                        -------        --------

     Working Capital (1)                26.2 million   25.2 million

     Current Ratio (1)                    1.44 to 1      1.44 to 1

     Unused Lines of Credit             13.6 million   l7.0 million

(1)  Includes add-back of gross lifo reserve


The funds required by the Company on a continuing basis for both working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through institutional lenders. The Company is not aware of any trends, demands, commitments or uncertainties which will result or which are reasonably likely to result in a material change in the Company's liquidity. During the second quarter of 1996 the Company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $28,050,000.

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


                                               SEAWAY FOOD TOWN, INC.
                                               Registrant




                                              /s/ Richard B. Iott
Date  April 4, 1996                     By ___________________________
                                             Richard B. Iott, President
                                             and Chief Operating Officer



                                             /s/ Waldo E. Yeager
Date  April 4, 1996                      By ____________________________
                                            Waldo E. Yeager,
                                            Chief Financial Officer,
                                            Treasurer