Form 10-Q
period 1996-05-25
SEAWAY FOOD TOWN INC
filed 1996-07-09
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                                      20549

                                    FORM 10 Q
(Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15 (d) of the  Securities
      Exchange Act of 1934

      For the quarterly period ended May 25, 1996 Commission File number 0-80.


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

        Class                               Outstanding at July 5, 1996
        Common stock, without par                  2,199,201 shares
        value (stated value $2.00 per share)

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

                    PART I. FINANCIAL INFORMATION (CONTINUED)
                        Consolidated Statements of Income
                         (Thousands of Dollars - Except
                        Average Share and Per-Share Data)
                          Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                              May        May          May        May
                            25,1996    27,1995      25,1996    27,1995
                           ---------  ---------    ---------  ---------
Net Sales                  $145,911   $139,160     $442,949   $420,101
Cost of Merchandise sold    108,576    104,170      330,719    314,266
                           ---------  ---------    ---------  ---------
Gross Profit                 37,335     34,990      112,230    105,835
Selling, general and
  administrative expenses    34,322     33,222      104,274     98,512
                           ---------  ---------    ---------  ---------
Operating profit              3,013      1,768        7,956      7,323

Interest expense             (1,110)    (1,095)      (3,384)    (3,428)
Other income - net               87        290          557      1,402
                           ---------  ---------    ---------  ---------
Income before income taxes    1,990        963        5,129      5,297

Provision for income taxes     (826)      (374)      (2,050)    (2,065)
                           ---------  ---------    ---------  ---------
Net Income                 $  1,164   $    589     $  3,079   $  3,232
                           =========  =========    =========  =========
Per common share:

  Net income                  $.53        $.27        $1.40       $1.47
                           =========  =========    =========  =========
  Dividends paid              $.10        $.10        $ .30        $.29
                           =========  =========    =========  =========
Average number of shares
  outstanding              2,200,250  2,193,799    2,197,182  2,197,688
                           =========  =========    =========  =========

See notes to financial statements



                    PART I.  FINANCIAL INFORMATION (Continued)
                       Condensed Consolidated Balance Sheets
                              (Thousands of Dollars)
                                                May 25,      August 26,
                                                 1996           1995
                                                               (NOTE)
ASSETS                                       -------------  -------------
Current assets:
  Cash and cash equivalents                      $9,547           $7,402
  Notes and accounts receivable                   6,663            7,037
  Less allowance for doubtful accounts             (450)            (450)
  Merchandise inventories (Note B)               65,149           62,221
  Less LIFO reserve                             (18,120)         (18,157)
  Prepaid expenses, including deferred
    income taxes                                  5,370            5,582
                                             -------------   -------------
                                                 68,159           63,635
Other assets                                      5,844            6,366
Property and equipment:
  Cost                                          195,138          188,420
  Less accumulated depreciation and
    amortization                               (112.552)        (104,420)
                                             -------------   -------------
  Net property and equipment                     82,586           84,000
                                             -------------   -------------
                                               $156,589         $154,001
                                             =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $39,961          $38,889
  Income taxes                                      756            1,027
  Accrued liabilities                            15,281           14,080
  Long-term debt due within one year              4,164            3,553
                                             -------------   -------------
    Total current liabilities                    60,162           57,549

Long-term debt                                   46,603           48,399
Deferred income taxes                             5,276            5,276
Deferred other                                    1,290            2,046
Shareholder's equity:
  Common stock                                    4,399            4,387
  Capital in excess of stated value               1,017              680
  Retained earnings                              37,842           35,664
                                             -------------   -------------
    Total shareholders' equity                   43,258           40,731
                                             -------------   -------------
                                               $156,589         $154,001
                                             =============   =============
NOTE: The balance sheet at August 26, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements



                    PART I.  FINANCIAL INFORMATION (Continued)

                  Condensed Consolidated Statements of Cash Flows
                               (Thousands of Dollars)


                                                     Thirty-Nine Weeks Ended
                                                      May 25,      May 27,
                                                        1996        1995
                                                    ------------  -----------
OPERATING ACTIVITIES-net cash  provided                $13,513        $16,848

INVESTING ACTIVITIES
  Expenditures for property and equipment               (9,067)       (8,767)
  Proceeds from sale of property and other assets          192          2,968
  Other                                                    527            590
                                                    ------------  -----------
  Net cash used in investing activities                 (8,348)       (5,209)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt               7,200          1,375
  Payments of long-term debt                            (8,439)       (9,657)
  Payments for acquisition of common shares               (292)         (811)
  Dividends paid                                          (658)         (632)
  Decrease in deferred other                              (831)         (686)
                                                    ------------  -----------
            Net cash used in financing activities     (3,020)        (10,411)
                                                    ------------  -----------

Increase in cash and cash equivalents                    2,145          1,228

Cash and cash equivalents at beginning of period         7,402          7,137
                                                    ------------  -----------
Cash and cash equivalents at end of period              $9,547         $8,365
                                                    ============  ===========
Supplemental Disclosures of Cash Flow
Information:
  Cash paid during the period for:

    Interest                                            $3,270         $3,252
                                                    ============  ===========
    Income Taxes                                        $2,103         $1,838
                                                    ============  ===========
See notes to financial statements

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                             (Thousands of Dollars)

Results of Operations

As of May 25, 1996, Seaway Food Town, Inc. operated 66 retail stores,
43 supermarkets, 25 of which are large combination stores operating as Food Town Plus stores and 23 deep discount drugstores operating as the Pharm. This compares to 44 supermarkets, 23 of which were Food Town Plus stores and 22 Pharm deep discount drugstores as of May 27, 1995.

Net sales for the third quarter of fiscal 1996 were $145,911 or 4.85% higher than the same quarter of 1995. On a year to date basis, net sales were $442,949 or 5.44% higher than 1995. Most of this net increase was attributable to increased drugstore and supermarket sales resulting from one more drugstore, and one less supermarket in operation at the end of the quarter as compared to the same quarter of the prior year, along with increased promotional activity in both the supermarkets and drugstores. Sales from stores in operation both this past quarter as well as the same quarter a year ago increased 4.12% in the current year.

Gross margins, as a percent of sales, increased .45% in the third quarter of fiscal 1996 compared to the same quarter of 1995. Margins increased slightly in the supermarkets and decreased slightly in the Pharms for the third quarter of 1996 compared to 1995. On a year to date basis, these margins followed the same pattern between 1996 and 1995. Warehousing and transportation costs, which are included in cost of sales, declined slightly from quarter to quarter and remained constant on a year to date basis.

As a percent of sales, selling, general and administrative expenses decreased
 .35% in the third quarter, and increased .09% on a year to date basis as compared to 1995. The decrease on a quarter to quarter comparison is due to increased sales levels which offset actual dollar increases in costs associated with wages and the enhancement of management information systems. The increase, on a year-to-date basis, is a result of increased wages, supply costs, utilities, advertising and costs associated with the company's continuing program of enhancing management information systems.

Interest expense remained consistent with the prior year as slightly higher interest rates were offset by lower outstanding borrowings for the third quarter of fiscal 1996 compared to the same quarter of 1995. On a year to date basis, slightly higher interest rates were offset by slightly lower borrowings.

Other income - net decreased $203 over the same quarter in 1995. This decrease is due primarily to losses on the sale of company assets during this quarter compared to 1995. On a year to date basis, other income - net decreased by $845, primarily due to a gain of $632, recognized on the sale of the Company's dairy operation in the first quarter of Fiscal 1995, and losses on assets sold during 1996.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect.

            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)


Liquidity and Capital Resources

During the first thirty-nine weeks of fiscal 1996, the Company's working capital increased $1,911 as compared to August 26, 1995. The working capital ratio was 1.13 to 1 at the end of this quarter compared to 1.11 to 1 at
August 26, 1995 and 1.13 to 1 at February 24, 1996.   During the first
thirty-nine weeks of fiscal 1996, the Company generated $13,513 in cash from operations which was used primarily to finance capital expenditures, make dividend payments, reduce debt, and repurchase some of the Company's common shares.

The long-term debt to shareholders equity ratio was 1.08 to 1 at May 25, 1996 compared to 1.20 to 1 at May 27, 1995.

Measures of liquidity at May 25, 1996 and May 27, 1995 were as follows:

                                          1996            1995
                                        -------        --------

     Working Capital (1)                26.1 million   23.4 million

     Current Ratio (1)                  1.43 to 1      1.40 to 1

     Unused Lines of Credit             15.8 million   18.3 million

(1)  Includes add-back of gross lifo reserve


The funds required by the Company on a continuing basis for both working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through institutional lenders. The Company is not aware of any trends, demands, commitments or uncertainties which will result or which are reasonably likely to result in a material change in the Company's liquidity. During the third quarter of 1996 the Company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $24.6 million.

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


                                               SEAWAY FOOD TOWN, INC.
                                               Registrant





Date  July 8, 1996                           By /s/ Richard B. Iott
                                                  Richard B. Iott, President
                                                    and CEO




Date  July 8, 1996                           By /s/ Waldo E. Yeager
                                                  Waldo E. Yeager,
                                                  Chief Financial Officer,
                                                  Treasurer