Form 10-K
period 1996-08-31
SEAWAY FOOD TOWN INC
filed 1996-11-25
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10 K
                                   (Mark One)

(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the Fiscal Year ended August 31, 1996

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

                                      ( X )

The aggregate market value of voting stock held by nonaffiliates of the registrant is approximately $37,160,028 as of November 15, 1996.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                   Outstanding at November 15, 1996
   Common stock, without par       2,195,209 shares
   value (stated value $2.00
   per share)


                   Documents Incorporated in Part by Reference

Parts II and IV     Portions of the 1996 Annual Report to Shareholders of
               Seaway Food Town, Inc. ("Annual Report") are filed as
               Exhibit 13 filed hereto.

Part III       The Seaway Food Town, Inc. Proxy Statement, dated
               December 13, 1996 ("Proxy Statement")







                            Page 2 of 2 of Cover Page

                                  PART I

Item 1.   Business

     Seaway Food Town, Inc., was founded in 1957 and is a leading regional supermarket chain located predominantly in northwest and central Ohio and southeast Michigan. Beginning in 1986, the Company began adding deep discount drug stores to its chain. The merchandise sold in these stores is similar to that sold in a conventional super-market but with a greater emphasis on non-food items and package size of such items. At year end, the Company operated 18 Food Town Super-markets, 25 Food Town Plus Supermarkets, and 23 deep discount drugstores under the name of the Pharm.

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

     The Company employs approximately 2,220 employees on a full-time basis and 2,252 on a part-time basis.


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

     In addition, the Company leases 1 location that is closed and not subleased.

     At August 31, 1996, the approximate undepreciated cost of real property subject to mortgages was $18,722,000 and the approximate undepreciated cost of real property subject to capital lease obligations was $5,838,000.

Item 3.   Legal Proceedings.

     There are no significant legal proceedings pending.

Item 4.   Submission of matters to a vote of Security Holders.

     No matters have been submitted to a vote of security holders since the Annual Meeting held January 4, 1996.


                                     PART II

Item 5. Market for registrant's common equity and related security holder matters.

     Information with respect to the market for the registrant's common stock and related security holder matters on page 31 of Exhibit (13) filed hereunder is incorporated herein by reference.

Item 6.   Selected financial data.

     The five year summary of selected financial data on page 11 of Exhibit (13) filed hereunder is incorporated herein by reference.

Item 7. Management's discussion and analysis of financial condition and results of operations.

     Management's discussion and analysis of financial condition and results of operations included on pages 13 through 17 of Exhibit (13) filed hereunder is incorporated herein by reference.

Item 8.   Financial statements and supplementary data.

     The consolidated financial statements and report of independent auditors on pages shown below of Exhibit (13) filed hereunder are incorporated herein by reference.

                                                  Page(s)
     Financial Highlights                                  12
     Report of Independent Auditors                        18
     Consolidated Statements of Income                     19
     Consolidated Balance Sheets                        20 - 21
     Consolidated Statements of Cash Flows                 22
     Consolidated Statements of Shareholders' Equity       23
     Notes to Consolidated Financial Statements         24 - 30

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

     There have been no disagreements on accounting and financial disclosure matters reported on Form 8-K during the fiscal years ended August 31, 1996 and August 26, 1995.

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


     (1) The following consolidated financial statements of Seaway Food Town, Inc. and its subsidiaries, included on pages 18 - 30 of Exhibit (13) filed hereunder are incorporated by reference in
          Item 8.

          Report of Independent Auditors

          Consolidated statements of Income - Years ended
          August 31, 1996,    August 26, 1995 and August 27, 1994

          Consolidated balance sheets at August 31, 1996 and August 26, 1995

          Consolidated statements of cash flows - Years ended August 31, 1996, August 26, 1995 and August 27, 1994

          Consolidated statement of shareholders' equity - Years ended
          August 31, 1996,    August 26, 1995 and August 27, 1994

          Notes to consolidated financial statements

     (2) The following consolidated financial statement schedules of Seaway Food Town, Inc. and its subsidiaries are filed under
          Item 14(d):

          SCHEDULE                                      PAGE(S)
          --------                                      -------
          Schedule II -  Valuation and qualifying accounts       9

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                                    7
b.)  Reports on Form 8-K.

     No reports on Form 8-K were required to be filed for the three months ended August 31, 1996.

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

            11 -     Computation of income per share.

            13 - Portions of the 1996 Annual Report to Shareholders (to the extent incorporated by reference hereunder.)

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


November 22, 1996              By  /s/ Richard B. Iott
Date                             Richard B. Iott, President, CEO & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


November 22, 1996              By  /s/ Wallace D. Iott
Date                             Wallace D. Iott, Chairman of the Board
                                  & Director


November 22, 1996              By  /s/ Waldo E. Yeager
Date                             Waldo E. Yeager,  Director
                                 (Chief Financial Officer and
                                   Treasurer)


November 22, 1996              By  /s/ Thomas M. O'Donnell
Date                             Thomas M. O'Donnell, Director


November 22, 1996              By  /s/ David J. Walrod
Date                             David J. Walrod, Director


November 22, 1996              By  /s/ Richard K. Ramson
Date                             Richard K. Ransom, Director


November 22, 1996              By  /s/ Joel A. Levine
Date                             Joel A. Levine, Director


November 22, 1996              By  /s/ Eugene R. Wos
Date                             Eugene R. Wos, Director

                                    9

                            SEAWAY FOOD TOWN, INC.
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
      Years Ended August 31, 1996, August 26, 1995, and August 27, 1994



                              Charge
              Balance at    (credit) to   Charged                    Balance at
             beginning of    costs and   to other   Deductions from    end of
                period       expenses    accounts       reserves       period

Allowance
for doubtful
accounts:
 1996     $    450,000  $    18,398        ---    $   18,398 (A)  $  450,000
          ============  ===========   ========     =============   =========

 1995     $    450,000   $    7,249        ---     $   7,249 (A)  $  450,000
          ============  ===========   ========     =============   =========

 1994     $    400,000   $   54,699        ---     $   4,699 (A) $   450,000
          ============  ===========   ========     =============   =========




(A) - Accounts charged off during the year, net of recoveries of accounts previously charged off.


                                                               EXHIBIT 11
                            SEAWAY FOOD TOWN, INC.
                        COMPUTATION OF INCOME PER SHARE

                                        1996      1995      1994      1993      1992
                                       -----      ----      ----      ----      ----
Income before extraordinary item
 and cumulative effect of change
 in accounting (thousands of          $5,505    $4,480    $2,438    $1,123    $2,375
 dollars)                             ======    ======    ======    ======    ======

Net income (thousands of dollars)     $5,505    $4,480    $2,059    $1,123    $2,155
                                      ======    ======    ======    ======    ======
Weighted average number of common
 shares outstanding during the
 period for purposes of computing
 primary earnings per share        2,197,661 2,196,643 2,306,881 2,332,016 2,326,972

Net shares to be issued upon
 exercise of dilutive options
 after applying treasury stock           ---       ---       ---       ---       ---
 method                                -----    ------    ------    ------    ------

Adjusted outstanding shares for
 purpose of computing income per
 share assuming full dilution      2,197,661 2,196,643 2,306,881 2,332,016 2,326,972
                                   ========= ========= ========= ========= =========
Income per common share:

 Assuming no dilution:
  Income before extraordinary item
   and cumulative effect of change
   in accounting                       $2.50     $2.04     $1.06      $.48     $1.02

  Extraordinary item                     ---       ---     (.06)       ---     (.09)
  Cumulative effect of change in
   accounting for income taxes           ---       ---     (.11)       ---       ---
                                       -----    ------    ------    ------    ------
  Net income                           $2.50     $2.04      $.89      $.48      $.93
                                       =====    ======    ======    ======    ======
 Fully diluted (A)
  Income before extraordinary item
   and cumulative effect of change
   in accounting for income taxes      $2.50     $2.04     $1.06      $.48     $1.02

  Extraordinary item                     ---       ---     (.06)       ---     (.09)

  Cumulative effect of change in
   accounting for income taxes           ---       ---     (.11)       ---       ---
                                       -----    ------    ------    ------    ------
  Net income                           $2.50     $2.04      $.89      $.48      $.93
                                      ======    ======    ======    ======    ======
(A) - Not appearing on face of
      income statement


                                             11                     EXHIBIT (13)
               PORTIONS OF THE 1996 ANNUAL REPORT TO SHAREHOLDERS
                             SEAWAY FOOD TOWN, INC.
                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
             (Dollars in thousands except share and per share data)

For the Fiscal Year Ended:          1996 (1)      1995      1994      1993      1992
CONSOLIDATED SUMMARY OF OPERATIONS  --------      ----      ----      ----      ----
Net sales                           $597,462  $559,244  $546,193  $566,883  $554,565
Cost of merchandise sold             445,309   418,128   409,305   428,478   418,515
                                    --------  --------  --------  --------  --------
Gross profit                         152,153   141,116   136,888   138,405   136,050
Selling,general and administrative   139,344   131,267   129,921   133,175   128,378
 expenses                           --------  --------  --------  --------  --------
Operating profit                      12,809     9,849     6,967     5,230     7,672
Interest expense                     (4,316)   (4,469)   (4,410)   (4,660)   (5,174)
Other income                             943     1,815     1,169     1,133     1,102
                                     -------  --------  --------  --------  --------
Income before income taxes, extra-
 ordinary item and cumulative
 effect                                9,436     7,195     3,726     1,703     3,600
Provision for income taxes             3,931     2,715     1,288       580     1,225
                                     -------  --------  --------  --------  --------
Income before extraordinary item
 and cumulative effect                 5,505     4,480     2,438     1,123     2,375
Extraordinary item (2)                   ---       ---     (123)       ---     (220)
Cumulative effect of change in           ---       ---     (256)       ---       ---
 accounting (3)                      -------  --------  --------  --------  --------
Net income                          $  5,505  $  4,480  $  2,059  $  1,123  $  2,155
                                    ========  ========  ========  ========  ========
PER COMMON SHARE DATA
Income before extraordinary item
 and cumulative effect              $   2.50  $   2.04  $   1.06  $    .48  $   1.02
Net income                              2.50      2.04       .89       .48       .93
Cash dividends                           .40       .39       .36       .36       .36
Book value                             20.67     18.57     16.76     16.00     16.00
YEAR END POSITION
Total assets                        $155,465  $154,001  $155,203  $152,771  $150,523
Property and equipment - net          85,004    84,000    85,346    85,653    80,914
Net working capital                    3,281     6,086     8,937     6,555    10,519
Long term debt                        42,715    48,399    55,060    55,705    53,206
Shareholders' equity                  45,453    40,731    37,585    37,173    36,704
FINANCIAL RATIOS
Income before extraordinary item
 and cumulative effect as a
 percent of sales                       .92%      .80%      .45%      .20%      .43%
Current ratio                         1.05:1    1.11:1    1.16:1    1.12:1    1.19:1
Long-term debt to equity ratio         .94:1    1.19:1    1.46:1    1.50:1    1.45:1
OTHER DATA
Weighted average shares of common
 stock outstanding                 2,197,661 2,196,643 2,306,881 2,332,016 2,326,972
Net cash provided by operations      $24,524   $19,829   $16,183   $16,534   $13,651
Property and equipment additions      15,071    13,698    12,681    17,353     9,842
Depreciation and amortization         13,502    12,551    12,311    11,562    11,645
LIFO charge (credit) included in
 cost of merchandise sold               (47)       581      (18)     (492)        49
Associates at year end                 4,472     4,551     4,500     4,860     4,713
Stores in operation                       66        66        66        64        65
Notes: (1) 53 week year;  (2) Loss from early extinguishment of debt, less applicable income taxes; (3) Reflects adoption of Statement of
       Financial Accounting Standards No. 109 "Accounting for income taxes".


                                             12
                                    SEAWAY FOOD TOWN, INC.

                                     FINANCIAL HIGHLIGHTS

                       (Dollars in thousands, except per share data)




                                       1996 (1)         1995            1994
                                       --------      -------          ------

RESULTS OF OPERATIONS
Net sales                               $597,462      $559,244        $546,193
Operating profit                          12,809         9,849           6,967
Income before income taxes, extra-
 ordinary item and cumulative effect       9,436         7,195           3,726
Income before extraordinary item and
 cumulative effect                         5,505         4,480           2,438
  Per common share                          2.50          2.04            1.06
  Percent of sales                          .92%          .80%            .45%
  Percent of shareholders' equity         12.11%        11.00%           6.49%
Cash dividends per common share              .40           .39             .36

OTHER FINANCIAL INFORMATION

Total assets                            $155,465      $154,001        $155,203
Capital expenditures                      15,071        13,698          12,681
Depreciation and amortization             13,502        12,551          12,311
Long-term debt                            42,715        48,399          55,060
Shareholders' equity                      45,453        40,731          37,585
Book value per common share                20.67        18.57           16.76
Effective tax rate                         41.7%         37.7%           34.6%
Weighted average shares outstanding    2,197,661     2,196,643        2,306,881
Number of stores in operation,
  at year end                                 66            66               66
NASDAQ National Market Price Range      18 3/4 -        16 1/4 -     13 1/4 -
                                         15 1/2           9 1/2        9 1/2
(1) 53 week year


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This analysis of the Company's results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements, including the notes thereto, and the information presented in the summary of selected financial data.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement components expressed as a percentage of net sales and the year-to-year percentage changes in such components.

                                                       Percentage change
 Percentage of net sales                               from prior year
-------------------------                              -----------------
                                                        1996     1995
1996    1995    1994                                  Compared Compared
53 wks. 52 wks. 52 wks.                               to 1995  to 1994
------- ------- -------                               -------- --------
 100.0%  100.0%  100.0% Net sales                         6.8%     2.4%
   25.4    25.2    25.1 Gross profit                       7.8      3.1
                        Selling,general and admin-
   23.3    23.4    23.8 istrative expenses                 6.2      1.0
    2.1     1.8     1.3 Operating profit                  30.1     41.4
     .7      .8      .8 Interest expense                  -3.4      1.3
     .2      .3      .2 Other income - net               -48.0     55.3
                        Income before income taxes,
                        extraordinary item and cumu-
    1.6     1.3      .7 lative effect                     31.1     93.1
     .7      .5      .2 Provision for income taxes        44.8    110.8
     .9      .8      .4 Net income                        22.9    117.6


The following table details the number and format of the Company-operated stores as of the end of each respective fiscal year:

                                          1996   1995   1994
                                          ----   ----   ----
 Food Town Supermarkets:
        Conventional Food Town Stores      18     20     24
        Food Town Plus Stores              25     24     20
                                          ----   ----   ----
        Total Supermarkets                 43     44     44

      The Pharm Drugstores                 23     22     22
                                          ----   ----   ----
      Total Retail Stores                  66     66     66

During 1996 the Company converted one conventional supermarket to a Food Town Plus store, closed one conventional supermarket, and opened one new Pharm. All stores operate predominately in northwest and central Ohio and southeast Michigan.

Net Sales

   Consolidated net sales increased 6.8% in 1996 in comparison to 1995 and increased 2.4% in 1995 in comparison to 1994. Fiscal 1996 includes 53 weeks. After adjusting for the effect of the extra week in 1996, sales were 4.8% higher in 1996 than in fiscal 1995. The dollar increase in sales from 1995 to 1996 was about evenly split between the supermarkets and the drugstores.

The Company had 59 identical stores in operation throughout 1996, 1995, and 1994. Identical store sales increased 3.7% in 1996 compared to 1995 and 1.2% in 1995 over 1994.


Gross Profit

     In 1996, the gross profit percentage increased from 25.2% in 1995 to 25.4%. During 1996 margins improved with the implementation of certain new merchandising strategies both in the supermarkets and in the drugstores. In 1995, gross profits increased slightly in both the supermarkets and the drugstores compared to 1994, from 25.1% to 25.2%.


Selling, General and Administrative Expenses

     In 1996, selling, general and administrative expenses increased by $8.1 million, but decreased by .15% as a percentage of sales due to higher sales. This dollar increase was attributable principally to retail store wage expense, utility costs, repairs and maintenance, and supply costs, offset some by a decline in bad check expense. In 1995, selling, general and administrative expenses increased by $1.3 million, but decreased by .32% as a percentage of sales because of higher sales. This dollar increase was attributable principally to a dollar increase in wage and supply expenses.


Interest Expense

     Interest expense decreased by $153,000 in 1996 which resulted in an .08% reduction as a percent of sales. This reduction resulted from lower borrowing levels. Interest expense increased slightly by $59,000 in 1995 compared to 1994 due to slightly higher interest rates offset by a decrease in borrowing levels resulting from the early retirement of certain higher cost borrowings. The approximate weighted average interest rate on long-term debt as of the end of the fiscal year was 7.79% in 1996 versus 7.93% in 1995 and 7.33% in 1994. Approximately $6.0 million of additional long-term debt will be refinanced under the revolving credit agreement by the end of calendar 1996 which will further reduce the Company's borrowing costs in fiscal 1997.


Other Income

     Other income decreased $872,000 in 1996 over fiscal 1995. Other income in 1995 included a gain of $637,000 from the sale of the Company's dairy operation and 1996 included a net loss of $277,000 from the disposition of assets throughout the year.


Income Taxes

     The effective tax rates for 1996, 1995, and 1994, were 41.7%, 37.7%, and 34.6%, respectively. The state tax rate in 1996 was .3% higher in 1996 than in 1995 which, in turn, was 1.7% higher than in 1994. Tax credits, principally from job credits, were only .1% in 1996 compared to 2.2% in 1995 and 2.3% in 1994. Job credits expired at the end of calendar 1994 and were not reinstated until October 1, 1996, at which time the Company will again take advantage of this tax credit.

Net Income and Income per Common Share

     Net income increased by 22.9% in 1996 to $5,505,000 or .92% on sales, a dollar increase of $1,025,000 from the 1995 net income of $4,480,000. This increase is the result of increased sales, increased gross margins, and decreased selling, general, and administrative expenses on a percent of sales basis, as well as lower interest costs. It is estimated that the extra week in the fiscal 1996 reporting period added approximately $642,000 to the Company's reported net income. Net income increased 117.6% in 1995 to $4,480,000, an increase of $2,421,000 over the 1994 net income of $2,059,000. The 1994 net income includes two extraordinary items, a net loss of $123,000 resulting from early extinguishment of debt, and a $256,000 reduction in net income due to the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

     Net income per common share in 1996 was $2.50 as compared to $2.04 in 1995, an increase of 22.5%. As mentioned above, the extra week in the fiscal 1996 reporting period added approximately $642,000 (or $.29 per outstanding share) to the Company's reported net income. Net income per common share in 1995 was $2.04 as compared to $.89 per share in 1994, an increase of 129.2%. Excluding the two extraordinary items in 1994, net income per share was $1.06.


Impact of Inflation

     Inflation increases the Company's major costs, inventory and labor. Because of the high inventory turnover in the food and drug retailing industry and the Company's use of the last-in, first-out (LIFO) valuation method for a majority of its inventory, the impact of inflation is normally reflected very quickly in the results of operations. The food and drug retailing industry has experienced little or no food inflation over the last three years. The Company's provisions for LIFO inventories for the past three years increased or (decreased) cost of sales by ($47,000) in 1996, $581,000 in 1995, and ($18,000)
in 1994. The Company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining its market share.


CAPITAL RESOURCES AND LIQUIDITY

Overview

     Measures of liquidity for each of the last three fiscal years were as follows:


   (Dollars in millions)                 1996        1995        1994

   Working capital  (1)                 $21.4       $24.2       $26.5

   Unused lines of revolving credit   $20.0 (2)     $17.4       $12.3

   Current ratio  (1)                 1.35 to 1   1.42 to 1   1.49 to 1


     (1) Includes add-back of gross LIFO reserve.

     (2) $30.0 million under the new 5-year revolving credit agreement closed subsequent to the end of fiscal 1996.


     Management believes that the Company is maintaining a strong capital structure despite the slight decrease in overall liquidity measurements. The small reduction from 1995 to 1996 was primarily attributable to the 1996 fiscal year ending on the last day of the month of August compared to the prior fiscal year that ended five days prior to month end.

     The Company's revolving credit agreement represents a continuing source of capital which is available to provide working capital, finance capital additions as well as the early extinguishment of certain long-term debt.
The Company was using $15.0 million of its $35.0 million revolving credit as of the end of fiscal 1996. In late September, 1996, the Company closed on a new, five year, $45.0 million revolving credit agreement with three banks which will permit the Company to borrow at lower interest rates than under the former two year agreement. Covenants under the new agreement are the same or slightly less restrictive. The Company is in a solid financial position for its future expansion and growth plans.

     In October, 1994, the Company authorized the repurchase of 200,000 shares of the Company's stock on the open market or from private sources, at market prices. From the date of that authorization through the month of October, 1996, the Company has repurchased approximately 104,000 shares. Authorized, but unissued shares have been and will continue to be used by the Company in funding its annual contribution to its ESOP and for other corporate purposes.


Cash Flows from Operating Activities

     Cash provided by operating activities in 1996 was $24.5 million, an increase of $4.7 million from the $19.8 million provided in 1995. This increase is primarily attributable to the increases in net income, depreciation and amortization, and accounts payable and accrued liabilities.

     Cash provided by operating activities in 1995 was $19.8 million, an increase of $3.6 million from the $16.2 million provided in 1994. This increase was primarily attributable to the increases in net income and accounts payable and accrued liabilities.


Cash Flows from Investing Activities

     Cash used in investing activities was $13.8 million in 1996, an increase of $4.9 million from the $8.9 million provided in 1995. This increase is attributable to an increase in the expenditures for property and equipment, most of which was spent on one new supermarket, one new Plus store under construction, and several store remodel projects.

     Cash used in investing activities was $8.9 million in 1995, a decrease of $3.6 million from the $12.5 million expended in 1994. This decrease was primarily attributable to the increase in proceeds on the sales of property and equipment during 1995. Most of these proceeds involved the Company's sale of its dairy operation during 1995.

     Although the total retail store square footage did not change appreciably during 1996, the Company nevertheless continues to maintain a high level of store remodel activity to keep its retailing facilities up to date and to continue attracting new customers and hold existing customers.

Cash Flows from Financing Activities

     Cash used in financing activities was $8.4 million in 1996, a net decrease of $2.3 million from the $10.7 million used in 1995. This decrease is the result of an increase in net proceeds from long-term debt. During 1996 the Company received $7.2 million in proceeds from borrowings against the Company's revolving credit agreement. In 1995, the Company received $2.3 million primarily from its revolving credit agreement. This compares to $19.7 million received in 1994, most of which related to the revolving credit agreement. In 1996, the Company made payments of $13.4 million on its long-term debt as compared to $10.3 million in 1995. During both years the Company made debt payments on its revolving credit agreement in addition to other regular debt payments. During 1996 the Company spent $302,000 for the repurchasing of Company common shares, a decrease of approximately $515,000 from the prior year. In 1995 the Company spent $817,000 for the repurchasing of Company common shares, a decrease of $525,000 from its expenditures in 1994.

     Cash used in financing activities in 1995 was $10.7 million, a net increase of $6.6 million from the $4.1 million used in 1994. This increase was primarily the result of $2.3 million in proceeds from the issuance of long-term debt in 1995 compared to $19.7 million in proceeds in 1994, offset by payments of $10.3 million on long-term debt in 1995 compared to payments of $20.9 million in 1994.

1997 Capital Program

     Total capital expenditures will approximate $20.0 million in 1997, primarily for new and expanded store construction within the Company's existing marketing area. The Company continues to maintain a high priority in keeping its stores in a modern, attractive condition. This is implemented by periodically reviewing all stores with the thought of providing the Company's customers within each trading area with the best possible shopping facility. Therefore, the Company's plan for store construction, acquisition, remodeling and expansion is frequently reviewed and revised in light of changing conditions. The Company's ability to proceed with projects, or to complete projects during a particular period, is subject to normal construction and other delays.

     Cash provided by operations along with the remaining $30.0 million available under the existing credit agreements will be sufficient for financing fiscal 1997 capital additions and other business needs as well as presently scheduled maturities of long-term debt.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

     Except for historical facts, all matters discussed in this report which are forward looking involve risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other major supermarket operators, economic conditions in the Company's primary markets and the other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                          REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Seaway Food Town, Inc.

We have audited the accompanying consolidated balance sheets of Seaway Food Town, Inc. as of August 31, 1996 and August 26, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seaway Food Town, Inc. at August 31, 1996 and August 26, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, in fiscal 1994, the Company changed its method of accounting for income taxes.





                                                /s/    Ernst & Young LLP

October 18, 1996
Toledo, Ohio


                                       19
                        CONSOLIDATED STATEMENTS OF INCOME

        YEARS ENDED AUGUST 31, 1996, AUGUST 26, 1995, AND AUGUST 27, 1994
                  (Dollars in thousands, except per share data)

                                          1996         1995          1994
                                          -----       -----        -----
                                           (53         (52           (52
                                         Weeks)       Weeks)       Weeks)
Net sales                                $597,462    $559,244      $546,193

Cost of merchandise sold                  445,309     418,128       409,305
                                         --------    --------      --------
Gross profit                              152,153     141,116       136,888

Selling, general  and administrative
  expenses                                139,344     131,267       129,921
                                         --------    --------     --------
Operating profit                           12,809       9,849         6,967

Interest expense                          (4,316)     (4,469)       (4,410)

Other income - net                            943       1,815         1,169
                                         --------    --------     --------
Income before income taxes,extra-
  ordinary item and cumulative
  effect                                    9,436       7,195        3,726

Provision for income taxes                  3,931       2,715        1,288
                                         --------    --------     --------
Income before extraordinary item
   and cumulative effect                    5,505       4,480         2,438
Extraordinary item - losses from
  early extinguishment of debt, less
  applicable income taxes of $63
  (Note 2)                                    ---         ---        (123)

Cumulative effect of change in
  accounting for income taxes (Note 3)        ---         ---        (256)
                                         --------    --------     --------

Net income                               $  5,505    $  4,480      $  2,059
                                         ========    ========     ========
Per common share:
  Income before extraordinary item
   and cumulative effect                 $   2.50    $   2.04     $   1.06

  Extraordinary item                          ---         ---       ( .06)
  Cumulative effect of change in
   accounting for income taxes                ---         ---       ( .11)
                                         --------    --------     --------
  Net income                             $   2.50    $   2.04     $    .89
                                        =========    ========     ========
See accompanying notes



                                       20
                           CONSOLIDATED BALANCE SHEETS

                       AUGUST 31, 1996 AND AUGUST 26, 1995
                  (Dollars in thousands, except per share data)



                                                   1996        1995
                                                  -----       -----
      ASSETS
      Current assets

        Cash and cash equivalents                 $9,766      $7,402

        Notes and accounts receivable, less
        allowance of $450 for doubtful
        accounts                                   5,913       6,587

        Merchandise inventories                   44,390      44,064

        Prepaid expenses                           1,342       1,371

        Deferred income taxes                      3,672       4,211
                                                 -------    --------

            Total current assets                  65,083      63,635

      Other assets                                 5,378       6,366


      Property and equipment, at cost


        Land                                       4,177       4,160

        Buildings and improvements                68,424      65,983

        Leasehold improvements                    28,996      28,921

        Equipment                                 96,659      89,356
                                                --------    --------

                                                 198,256     188,420

        Less accumulated depreciation and
        amortization                             113,252     104,420
                                                --------    --------

          Net Property and equipment              85,004      84,000
                                                --------    --------
                                                $155,465    $154,001
                                                ========    ========
         See accompanying notes


                                       21
                           CONSOLIDATED BALANCE SHEETS

                       AUGUST 31, 1996 AND AUGUST 26, 1995
                  (Dollars in thousands, except per share data)

                                                   1996      1995
                                                  -----     -----
        LIABILITIES AND SHAREHOLDERS' EQUITY

        Current liabilities

          Accounts payable - trade               $44,437   $38,889

          Income taxes                             1,524     1,027

          Accrued liabilities
            Insurance                              4,727     5,521
            Payroll                                2,908     2,994
            Taxes, other than income               2,385     2,352
            Other                                  2,707     3,213
                                                 --------  --------

                                                  12,727    14,080


          Long-term debt due within one year       3,114     3,553
                                                 --------  --------

              Total current liabilities           61,802    57,549

        Long-term debt                            42,715    48,399

        Deferred income taxes                      4,408     5,276

        Deferred other                             1,087     2,046

        Shareholders' equity
          Serial preferred stock, without par
          value: 300,000 shares authorized
          none issued                               ---       ---

          Common stock, without par value
          (stated value $2 per share):
          6,000,000 shares authorized,
          2,198,609 shares outstanding
          (2,193,352 in 1995)                      4,397     4,387

          Capital in excess of stated value        1,017       680

          Retained earnings                       40,039    35,664
                                                 --------  --------

              Total shareholders' equity          45,453    40,731
                                                 --------  --------

                                                $155,465  $154,001
                                                ========  ========
           See accompanying notes



                                       22
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
        YEARS ENDED AUGUST 31, 1996, AUGUST 26, 1995, AND AUGUST 27, 1994
                             (Dollars in thousands)
                                                    1996       1995        1994
                                                    -----      -----      -----
Cash flows from operating activities                 (53        (52        (52
                                                   Weeks)     Weeks)      Weeks)
    Net income                                     $  5,505   $  4,480   $  2,059
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                 13,502     12,551     12,311
       Provision for ESOP                               397        334        529
       Deferred income taxes                          (329)      (394)        645
       Equity in income of affiliates                    28       (93)       (31)
       Loss (gain) on disposal of property
          and equipment                                 277      (553)        153
       Changes in assets and liabilities
         affecting operations:
          Notes and accounts receivable                 674      (460)        968
          Merchandise inventories                     (326)        685      (430)
          Prepaid expenses                               29       (99)        236
          Accounts payable
             and accrued liabilities                  4,270      2,158      (114)
          Income taxes                                  497      1,220      (143)
                                                   --------   --------   --------
    Net cash provided by operating activities        24,524     19,829     16,183
Cash flows from investing activities:
    Expenditures for property
      and equipment                                (15,017)   (12,079)   (12,066)
    Proceeds from sale of property and
      equipment                                         288      3,046        182
    Other                                               960        163      (624)
                                                   --------   --------   --------
    Net cash used in investing activities          (13,769)    (8,870)   (12,508)

Cash flows from financing activities
    Proceeds from issuance of long-term debt          7,200      2,275     19,721
    Payments of long-term debt                     (13,377)   (10,343)   (20,853)
    Payments for acquisitions of common shares        (302)      (817)    (1,342)
    Dividends paid                                    (878)      (851)      (834)
    Decrease in deferred other                      (1,034)      (958)      (760)
                                                   --------   --------   --------
    Net cash used in financing activities           (8,391)   (10,694)    (4,068)
Increase (decrease) in cash and cash               --------   --------   --------
    equivalents                                       2,364        265      (393)
Cash and cash equivalents at
    beginning of year                                 7,402      7,137      7,530
Cash and cash equivalents at                       --------   --------   --------
    end of year                                   $   9,766  $   7,402  $   7,137
                                                   ========   ========   ========
Supplemental disclosures of cash flow
    information
      Cash paid during the year for:
        Interest                                  $   4,271  $   4,480  $   4,508
        Income taxes                                  3,762      1,756        939

See accompanying notes


                                       23
                             SEAWAY FOOD TOWN, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        YEARS ENDED AUGUST 31, 1996, AUGUST 26, 1995 AND AUGUST 27, 1994
                  (Dollars in thousands, except per share data)

                                                     Capital
                                         ESOP-      in Excess           Total
                      COMMON STOCK     UNALLOCATED    of                Share-
                    ----------------- --------------  Stated Retained  holders'
                    Shares   Amount  Shares   Amount  Value   Earnings   Equity
                    -------  ------  -------  -------  -----  --------   ------
 Balance at August
    28, 1993       2,363,793 $4,728  (41,183)  $(525)    $470 $32,500 $37,173

 Net income                                                     2,059   2,059

 Purchase of common
  shares for
  treasury         (124,220)  (248)                       (35) (1,059) (1,342)

 Allocation by ESOP                    41,183     525     (29)            496

 Issuance of common
    shares to ESOP    2,800      5                         28              33

 Dividends paid - $.36
    per share                                                    (834)   (834)
                  ---------  -----    ------  ------     ----   ------  ------
 Balance at August
      27, 1994    2,242,373  4,485         0       0      434   32,666 37,585

 Net income                                                      4,480  4,480

 Purchase of common
    shares for
   treasury         (82,421)  (165)                       (21)   (631)   (817)

 Issuance of common
  shares to ESOP     33,400     67                        267             334

 Dividends paid - $.39
   per share                                                     (851)   (851)
                  ---------  -----   -------  ------     ----    ------ ------
 Balance at August
   26, 1995       2,193,352  4,387         0       0      680  35,664   40,731

 Net income (53 weeks)                                          5,505    5,505

 Purchase of common
    shares for
    treasury        (18,279)   (37)                       (13)   (252)   (302)

 Issuance of common
  shares to ESOP     23,536     47                        350             397

 Dividends paid - $.40
   per share                                                     (878)   (878)
                  --------- ------   -------  ------     ----   ------  ------
 Balance at August
   31, 1996       2,198,609 $4,397         0      $0   $1,017  $40,039 $45,453
                  ========= ======   =======  ======   ======  ======= =======

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

  Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

  Cash and cash equivalents -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheets for cash equivalents approximates its fair value.

  Inventories -- Meat, produce and drug inventories are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market. All other merchandise inventories are valued at the lower of cost, using the last-in, first-out (LIFO) method, or market. Inventories have been reduced by $18,109,000 and $18,157,000 at August 31, 1996 and August 26, 1995,
  respectively, from amounts which would have been reported under the FIFO method (which approximates current cost).

  During 1996 and 1995, merchandise inventory quantities were reduced. These reductions resulted in liquidation of the LIFO inventory quantities carried at lower costs prevailing in prior years as compared with costs of 1996 and 1995 purchases, the effect of which increased consolidated net income by approximately $86,000 ($.04 per share) in 1996 and $89,000 ($.04 per share) in 1995.

  Depreciation and amortization -- Depreciation and amortization are provided principally under the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Capital leases not involving a purchase of the assets are amortized over the lease term.

  Advertising -- The Company expenses the costs of advertising as incurred. Advertising expense was $4,311,000 in 1996, $4,029,000 in 1995 and
  $3,704,000 in 1994.

  Pensions -- The Company contributes to pension plans covering substantially all employees. Pension costs include defined contributions based upon wages, and specified amount per hour as required under collective bargaining agreements. The Company's policy is to fund pension costs annually in the amount accrued.

  Deferred income taxes -- Deferred income taxes are provided on the asset and liability method for all significant temporary differences between income reported for financial statement purposes and taxable income.

  Net income per common share -- Net income per common share is based upon the weighted average number of common shares outstanding of 2,197,661 in 1996, 2,196,643 in 1995 and 2,306,881 in 1994. Unallocated shares held by the ESOP were not considered outstanding.

2. NOTES PAYABLE AND LONG-TERM DEBT
  Long-term debt at August 31, 1996 and August 26, 1995 consisted of the following (in thousands):


                                                    1996          1995
                                                    ----          ----
       9.1% to 9.22% senior
         notes payable to insurance
         company, due 2005                        $12,000       $12,000

       8.15% to 8.75% mortgage
         notes payable to insurance
         companies, payments due
         quarterly to 2002                          1,663         2,024

       6% to 9% mortgage
         notes payable, payments
         due annually to 2008                       6,529         6,971

       7.07% to 8.19% term
         notes  payable, payments
         due quarterly and annually
         to 1999                                    4,133         5,122

       Revolving credit loan agree-
         ments with banks,  with
         interest of 6.36% to 8.25%                15,000        17,600

       Long-term lease obligations (see
       Note 5):

         7.138% to 7.25%  industrial
           development revenue
           bonds, payments due
           annually to 2000.                        1,055         1,265

         Other, 5.72% to 13%,
           payments due in varying
           monthly amounts through 2004.            5,449         6,970
                                                 --------      --------
                                                   45,829        51,952
       Less amount due within one year.             3,114         3,553
                                                 --------      --------
                                                  $42,715       $48,399
                                                 ========      ========

  At year end the Company had four revolving credit loan agreements permitting borrowings up to $35,000,000 in the aggregate, under which the Company had borrowed $15,000,000 and $17,600,000 at August 31, 1996 and August 26, 1995,
  respectively. These agreements were replaced in September, 1996 with a revolving credit agreement permitting borrowings up to $45,000,000 in the aggregate ($15,000,000 per bank) due October 1, 2001. Interest is charged at the Company's option, at the current prime rate, swing line rate, or a certain percentage point in excess of the current LIBOR rate based on a ratio of total liabilities to tangible net worth. The Company is required to pay a fee of .20% to .25% on any unused portion of the loan commitment.

  The Company has interest rate cap agreements to manage interest rate exposure. These transactions reduce the Company's exposure to significant variations in interest rates. At August 31, 1996, a notional amount of $20,000,000 was covered by these agreements at an average rate of 9.375% through 1999. If the counterparties to these agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these agreements and could incur additional interest expense as a result. The Company does not anticipate nonperformance by the counter-parties.

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

  At August 31, 1996, the approximate undepreciated cost of property and equipment subject to mortgages was $18,722,000.

  In 1994 the Company recorded extraordinary losses from early extinguishment of debt which consisted mainly of prepayment penalties and unamortized financing fees amounting to $123,000 (net of $63,000 income tax benefit).

  Annual maturities of long-term debt for each of the five fiscal years
  subsequent to August 31, 1996 are as follows:   1997 - $3,114,000; 1998 -
  $2,434,000; 1999 - $4,543,000; 2000 - $12,384,000; 2001 - $777,000.

  At August 31, 1996, the carrying value of the long-term debt in aggregate, excluding capitalized lease obligations, approximates its fair value due to the significant amount of variable rate long-term debt. The fair value is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates.


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

                                       27
  The provision (credit) for income taxes consists of the following (in thousands):

                                1996     1995      1994
                                ----     ----      ----
         Current:
           Federal            $3,315    $2,263    $  674
           State and local       945       846       225
                            --------  --------  --------
                               4,260     3,109       899
        Deferred:
           Federal             (265)     (132)       415
           State and local      (64)     (262)      (26)
                            --------  --------  --------
                               (329)     (394)       389
                            --------  --------  --------
                              $3,931    $2,715    $1,288
                            ========  ========  ========

  The consolidated effective tax rate differs from the statutory U.S. Federal tax rate for the following reasons and by the following percentages:

                                             1996       1995        1994
                                             ----       ----        ----
        Statutory U.S. Federal
          tax rate                            34.0%       34.0%      34.0%
        Increase (reduction) in taxes
        resulting from:
          State and local income
            taxes net of the related
            reduction in federal
            income taxes                       6.2         5.9        4.2
          Tax credits                         ( .1)       (2.2)      (2.3)
          Other                                1.6           --      (1.3)
                                             ------      ------     -------
        Effective tax rate                    41.7%       37.7%      34.6%
                                             ======      ======      ======


  Significant components of the Company's deferred income tax assets and liabilities as of August 31, 1996 and August 26, 1995 are as follows (in thousands):


                                                     1996         1995
                                                     ----         ----
   Deferred income tax assets:
     Accrued expenses                               $3,125      $3,715
     Tax credit carryforwards                          ---         308
     Expenses inventoried for tax purposes             864         873
     Other                                             565         762
                                                    ------     -------
                                                    $4,554      $5,658
                                                   =======     =======
   Deferred income tax liabilities:
     Excess tax depreciation                        $4,472      $5,565
     Deferred project costs                            747       1,002
     Other                                              71         156
                                                   -------     -------
                                                    $5,290      $6,723
                                                   =======     =======

  The above are reflected in the balance sheets as of August 31, 1996 and August 26, 1995 as follows (in thousands):

                                                 1996             1995
                                                 -----            -----
  Current deferred income tax asset               $3,672           $4,211
                                                  =======          ======
  Noncurrent deferred income tax liability        $4,408           $5,276
                                                 ========          ======


4.   EMPLOYEE BENEFIT PLANS
  For eligible nonunion employees, the Company has a 401(k) salary deferral plan which permits employee salary deferrals of up to 15%, but not to exceed the maximum annual allowable amount for income tax purposes, and an Employee Stock Ownership Plan (ESOP).  The Company used $2,000,000 of excess pension plan assets returned to the Company upon termination of the Defined Benefit Pension Plan in fiscal 1988 to advance fund the ESOP. The amount of shares held by the ESOP which had not been allocated to plan participants were considered to be treasury shares and were shown as a reduction of Shareholders' Equity. All such shares were allocated in
  fiscal 1994.   Allocations to the participants in the ESOP are not less
  than 2 1/2% of total annual compensation. Company matching contributions to the 401(k) plan are 50% of employee salary deferral contributions. The Company matching contributions are not made on salary deferrals in excess of 6% of an employee's compensation. The Company's expense for these plans was $893,000 in 1996, $946,000 in 1995, and $832,000 in 1994.

  In addition, the Company contributes to several area-wide defined benefit union pension plans established under collective bargaining agreements. The aggregate costs for these plans amounted to $2,378,000 in 1996,
  $2,293,000 in 1995, and $2,428,000 in 1994.   Under the Multi-employer
  Pension Plan Amendments Act of 1980, the Company could become liable for its proportionate share of unfunded vested benefits, if any, in the event of the termination of, or its withdrawal or partial withdrawal from, the union-sponsored plans to which the Company makes contributions.

5.LEASE COMMITMENTS
  Capital leases
       The cost and accumulated amortization of property leased under long-term noncancellable leases are as follows (in thousands):

                                  1996      1995
                                  ----      ----
             Land               $  256    $  256
             Buildings           8,019     7,995
             Equipment           7,031     6,895
                              --------  --------
                                15,306    15,146
             Less
             accumulated
             amortization        9,411     7,874
                              --------  --------

                                $5,895    $7,272
                              ========  ========


  Future minimum lease payments under capital leases together with the present value of net minimum lease payments as of August 31, 1996 are as follows (in thousands):

              1997                                 $ 2,192
              1998                                   1,833
              1999                                   1,379
              2000                                   1,059
              2001                                     599
          Later years                                  858
                                                  --------
        Total minimum lease payments                 7,920
        Less amount representing interest            1,416
                                                  --------
        Present value of net minimum lease
           payments (included in long-term
           debt at August 31, 1996 -- see
           Note 2)                                 $ 6,504
                                                   =======

  Operating leases
       Minimum annual rentals for facilities leased under operating leases aggregate approximately $39,919,000 payable as follows (in thousands):


                1997                     $ 5,458
                1998                       5,079
                1999                       5,051
                2000                       4,640
                2001                       4,057
                Later years               15,634
                                         -------
                                         $39,919
                                         =======


  The leases expire at various dates from 1997 to 2012 and substantially all are renewable for one or more successive five year periods, in some cases at slightly higher rentals.

  Total rent expense attributable to operating leases amounted to approximately $5,843,000 in 1996, $5,915,000 in 1995, and $6,130,000
  in 1994 and included provisions for additional rentals of $250,000 in 1996, $234,000 in 1995, and $222,000 in 1994 based upon gross sales in excess of specified amounts.

  The Company entered into capital leases amounting to approximately $54,000 in 1996, $1,619,000 in 1995 and $615,000 in 1994.

6.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
       Quarterly financial data for the years ended August 31, 1996, (53 weeks) and August 26, 1995 are presented below (in thousands of dollars, except per share amounts):

                                   First     Second    Third     Fourth (1)
                                   -----     ------    -----     ----------
     Net sales:
                             1996  $144,212  $152,826  $145,911    $154,513
                             1995   136,988   143,953   139,160     139,143

     Gross profit:
                             1996    35,979    38,916    37,335      39,923
                             1995    34,344    36,501    34,990      35,281

     Net income:
                             1996       451     1,464     1,164       2,426
                             1995     1,109     1,534       589       1,248


     Net income per common
       share:
                             1996       .21       .66       .53        1.10
                             1995       .50       .70       .27         .57

(1)  14 week period in 1996


                                       31
                              INVESTOR INFORMATION


                        MARKET PRICE OF COMMON STOCK AND
                         RELATED SECURITY HOLDER MATTERS


                                               Common Divi-
                     Fiscal                    dends paid
                    Quarter   High      Low    (Per share)
                    -------  -------  -------  ------------
                   1995 1st  10 3/4    9 1/2       .09
                        2nd    13      9 1/2       .10
                        3rd  15 1/2     13         .10
                        4th  16 1/4   14 1/2       .10

                  Full Year  16 1/4    9 1/2      $.39


                   1996 1st  16 1/2   15 1/2       .10
                        2nd  17 1/4     16         .10
                        3rd  17 1/4   16 1/4       .10
                        4th  18 3/4   16 1/4       .10

                  Full Year  18 3/4   15 1/2      $.40



            The price is the high and low price on the NASDAQ
            National Market. The Company's NASDAQ ticker symbol is "SEWY". As of August 31, 1996, the approximate number of record holders of common stock was 470.


                                    32
                                                EXHIBIT 22

                           SEAWAY FOOD TOWN, INC.

                         SUBSIDIARIES OF REGISTRANT


     At the fiscal year ended August 31, 1996 the Company had the following subsidiaries, all of which are included in the consolidated financial statements:

                                                           State in
                             Percentage of voting           which
             Name              Securities owned          incorporated
         ------------        --------------------        --------------
Northern Distributing Co.                    100             Ohio
Gruber's Food Town, Inc.                     100           Michigan
Tracy & Avery Food Town, Inc.                100             Ohio
Fjord Properties, Inc.                       100           Michigan
Second Fjord Properties, Inc.                100             Ohio
Third Fjord Properties, Inc.                 100             Ohio
Third Fjord Properties Community
  Urban Redevelopment Corp.                  100             Ohio
Fifth Fjord Properties, Inc.                 100           Michigan
Fifth Fjord Properties of
  Ohio, Inc.                                 100             Ohio
Seaway Properties, Inc.                      100             Ohio
Custer Pharmacy, Inc.                         75           Michigan
Buckeye Discount, Inc.                       100             Ohio
Seaway Milk Processing, Inc.                 100            Ohio
Monroe Acquisition Corporation               100           Michigan
JRHW6 Corporation                            100           Michigan

   The following affiliate is accounted for on the equity basis:

Port Clinton Realty Co.
  (Partnership)                               39              N/A

                                  33
                                               EXHIBIT 23


                   CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report [Form 10-K] of Seaway Food Town, Inc. of our report dated October
18, 1996, included in  Exhibit 13 to Form 10-K.


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





Toledo, Ohio
October 18, 1996