Form 10-Q
period 1996-11-30
SEAWAY FOOD TOWN INC
filed 1997-01-14
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                                      20549

                                    FORM 10 Q
(Mark One)

( X )   Quarterly Report Pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended November 30, 1996 Commission File number 0-80.


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

                 Class                    Outstanding at January 9, 1997
        Common stock, without par               2,195,059 shares
        value (stated value $2.00 per share)

                         PART I.   FINANCIAL INFORMATION



Summarized Financial Information:

     The following consolidated statements of income, condensed consolidated balance sheets, and condensed consolidated statements of cash flows are unaudited, but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of its financial position, results of operations and cash flows for the periods and the dates indicated. Since the unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all disclosures normally provided in annual financial statements; they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's 1996 Annual Report to Shareholders.


                         PART I.  FINANCIAL INFORMATION (Continued)

                              Consolidated Statements of Income

                               (Thousands of Dollars - Except
                                Average Share and Per-share Data)
                                             Thirteen Weeks Ended

                                           November 30,    November 25,
                                               1996            1995
                                           -------------   -------------
Net Sales                                       $147,951        $144,212
Cost of merchandise sold                         110,359         108,233
                                           -------------   -------------
Gross profit                                      37,592          35,979

Selling, general and
  administrative expenses                         35,296          34,422
                                           -------------   -------------
Operating profit                                   2,296           1,557

Interest expense                                   (976)         (1,138)
Other income - net                                   381             302
                                           -------------   -------------
Income before income taxes                         1,701             721

Provision for income taxes                           710             270
                                           -------------   -------------
Net income                                      $    991        $    451
                                           =============   =============
Per common share:

  Net income                                    $   0.45        $   0.21
                                                ========        ========
  Dividends paid                                $   0.11        $   0.10
                                                ========        ========
  Average number of shares outstanding         2,196,578       2,193,352
                                               =========       =========

   See notes to consolidated financial statements


                    PART I.  FINANCIAL INFORMATION (Continued)
                        Condensed Consolidated Balance Sheets
                               (Thousands of Dollars)
                                            November 30,    August 31,
                                                1996        1996 (note)
ASSETS                                      ------------    ------------
Current assets:
  Cash and cash equivalents                     $ 11,355         $ 9,766
  Notes and accounts receivable                    7,535           6,363
  Less allowance for doubtful accounts             (450)           (450)
  Merchandise inventories (Note B)                68,589          62,499
  Less LIFO reserve                             (18,059)        (18,109)
  Prepaid expenses, including deferred
    income taxes                                   5,274           5,014
                                            ------------    ------------
                                                  74,244          65,083

Other assets                                       5,071           5,378
Property and equipment:
  Cost                                           203,456         198,256
  Less accumulated depreciation and
    amortization                               (116,748)       (113,252)
                                            ------------    ------------
  Net property and equipment                      86,708          85,004
                                            ------------    ------------
                                                $166,023        $155,465
                                            ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $ 49,547        $ 44,437
  Income taxes                                     1,420           1,524
  Accrued liabilities                             12,537          12,727
  Long-term debt due within one year               6,635           3,114
                                            ------------    ------------
    Total current liabilities                     70,139          61,802

Long-term debt                                    44,542          42,715
Deferred income taxes                              4,408           4,408
Deferred other                                       799           1,087
Shareholders' equity:
  Common stock                                     4,390           4,397
  Capital in excess of stated value                1,012           1,017
  Retained earnings                               40,733          40,039
                                            ------------    ------------
    Total shareholders' equity                    46,135          45,453
                                            ------------    ------------
                                                $166,023        $155,465
                                            ============    ============
Note:  The balance sheet at August 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial
       statements.
See notes to consolidated financial statements



                 PART I.  FINANCIAL INFORMATION (Continued)

               Condensed Consolidated Statements of Cash Flows
                          (Thousands of Dollars)


                                               Thirteen Weeks Ended
                                             November 30,  November 25,
                                                 1996          1995
                                             ------------  ------------
OPERATING ACTIVITIES-net cash  provided by
  (used in)                                      $ 1,729      $(  331)

INVESTING ACTIVITIES
  Expenditures for property and equipment         (5,222)       (4,248)
  Proceeds from sale of property and other
    assets                                            18            25
  Other                                              313             9
                                             ------------  ------------
  Net cash used in investing activities           (4,891)       (4,214)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt        11,600         7,200
  Payments of long-term debt                      (6,252)       (1,217)
  Payments for acquisition of common shares          (67)           ---
  Dividends paid                                    (242)         (219)
  Decrease in deferred other                        (288)         (263)
                                             ------------  ------------
  Net cash provided by financing activities        4,751          5,501
                                             ------------  ------------

Increase in cash and cash equivalents              1,589           956

Cash and cash equivalents at beginning of
  period                                           9,766         7,402
                                             ------------  ------------
Cash and cash equivalents at end of period       $11,355       $ 8,358
                                             ============  ============
Supplemental Disclosures of Cash Flow
Information:
  Cash paid during the period for:

    Interest                                     $   710       $   853
                                             ============  ============
    Income Taxes                                 $   814       $   444
                                             ============  ============
See notes to consolidated financial statements


                 Notes to Consolidated Financial Statements

Note A. Net income per common share is based on the weighted               `
        average number  of shares outstanding during the periods.

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

                                                   Percentage
                                                      change
                                                 from prior year
                                                 ---------------
  Percentage of net sales
  -------------------------
                                                      First Qtr.
 First Qtr.  First Qtr.                                  1997
    1997        1996                                 Compared to
  --------   ---------                                First Qtr.
                                                         1996
                                                     ------------
      100.0%     100.0% Net sales                         2.59%
     =======    =======                                =======
      25.41%     24.95% Gross profit                      4.48%
                        Selling,general and
       23.86      23.87 administrative expenses           2.54
        1.55       1.08 Operating profit                 47.46
         .66        .79 Interest expense                -14.24
         .26        .21 Other income - net               26.16
        1.15        .50 Income before income taxes      135.92
         .48        .19 Provision for income            162.96
      ------     ------ taxes                          -------
        .67%       .31% Net income                      119.73
      ======     ======                               ========

Net sales for the first quarter of 1997 were $147,951,000 or 2.6% higher than the same quarter in 1996. This net increase was attributable to increases in both drugstore and supermarket sales resulting from one additional store in each category. Sales from stores in operation both this past quarter as well as the same quarter a year ago increased .81%.

Gross margins, as a percent of sales, increased .46% in the first quarter of 1997 compared to the same quarter in 1996. Margins continued to improve due to the implementation of certain new merchandising strategies both in the supermarkets and in the drugstores.

As a percent of sales, selling, general and administrative expenses remained constant compared to the first quarter a year ago.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)


Interest expense decreased $162,000 compared with the prior year.
Slightly lower interest rates due to a new revolving credit loan agreement accounted for much of this decrease along with the payoff of some higher interest rate debt.

Other income - net increased $79,000 resulting from various minor changes in the miscellaneous categories included in this item.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect. The percentage increase is due mainly to increased state taxes due to increased income.



Impact of Inflation

Inflation increases the Company's major costs, inventory and labor. The Company's provisions for LIFO inventories for the past quarter has resulted in a decrease in cost of sales of $50,000 in the first quarter of 1997 compared to a decrease of $31,000 in the first quarter of 1996. The company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining its market share.


LIQUIDITY AND CAPITAL RESOURCES

Overview

Measures of liquidity for the last two year's first quarters were as follows:

                                          First       First
   (Dollars in millions)                Qtr. 1997   Qtr. 1996
   ----------------------                --------   --------

   Working capital  (1)                   $22.2       $25.7

   Unused lines of revolving credit (2)   $18.4       $6.0

   Current ratio  (1)                   1.32 to 1   1.40 to 1


     (1)  Includes add-back of gross LIFO reserve.

     (2)  1997 represents unused amount under the new 5 year
          $45.0 million revolving credit agreement. 1996 represents the unused amount under the 2-year $35.0 million agreement which was replaced by the new agreement in September, 1996.


           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)



During the first thirteen weeks of fiscal 1997, the Company's working capital (includes the add-back of the gross LIFO reserve) increased $774,000 from the Company's fiscal year end on August 31, 1996. The working capital ratio was 1.32 to 1 at the end of this quarter compared to 1.35 to 1 at August 31, 1996 and 1.40 to 1 at November 25, 1995. Borrowings under the Company's Revolving Credit Agreements increased to support company operations, mainly increased inventory levels, finance capital expenditures, repay certain higher cost borrowings, and other corporate activities.


The funds required by the Company on a continuing basis for both working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through institutional lenders. The Company is not aware of any trends, demands, commitments or uncertainties which will result or which are reasonably likely to result in a material change in the Company's liquidity. During the first quarter of 1997 the company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $28,300,000, with $26,600,000 being outstanding as of the end of the quarter.


Cash Flows from Operating Activities

Cash provided by operating activities increased approximately $2.1 million from first quarter of 1996's negative ($331,000) to first quarter of 1997's $1,729,000. This increase is primarily attributable to the increases in net income this quarter compared to the same period a year earlier, as well as an increase in accounts payable and accrued liabilities.


Cash Flows from Investing Activities

During the first quarter of 1997 the Company used $4.9 million of cash in investing activities. This compares to $4.2 million used in the first quarter of 1996, a result of increased expenditures for property and equipment in 1997 versus 1996.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)



Cash Flows from Financing Activities

Cash provided by financing activities during the first quarter of 1997 was $4.8 million which compares to $5.5 million provided during the first quarter of 1996. The decrease was due to a decrease in net borrowings during the quarter compared to a year earlier.



1997 Capital Program

Capital expenditures during the first quarter of 1997 were $5.2 million, which is consistent with the Company's $20.0 million budget for the year. Capital expenditures for the first quarter of 1996 were $4.2 million.




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

Item 4 - Results of votes of security holders

     (a)  The Annual Meeting of Shareholders of Seaway Food Town,
          Inc. as held on January 9, 1997.

     (b) The election of the Directors previously nominated and as set forth in the Proxy Statement of December 13, 1996, which is incorporated herein by reference, was by the following vote:


                                   Shares         Shares voted
                                   Voted FOR      AUTHORITY TO
                                                  VOTE  WITHHELD

          Wallace D. Iott          1,640,076           4,509

          W. Geoffrey Lyden        1,639,996           4,589

          David J. Walrod          1,638,886           5,699


     (c)  Pursuant to the proposal set forth in the Proxy
          Statement of December 13, 1996, which is incorporated herein by reference, approval of Ernst & Young, LLP as independent auditors for the fiscal year ending August
          30, 1997 was by the following vote:

           shares voted FOR                       1,643,548

           shares voted AUTHORITY TO VOTE WITHHELD      298

           shares voted AGAINST                         739

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


                                               SEAWAY FOOD TOWN, INC.
                                               Registrant





Date   January 13, 1997                      By
                                                  Richard B. Iott,
                                                  Chief Executive
                                                   Officer & President





Date   January 13, 1997                      By
                                                  Waldo E. Yeager,
                                                  Chief Financial Officer,
                                                    Treasurer