Form 10-Q
period 1997-03-01
SEAWAY FOOD TOWN INC
filed 1997-04-14
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                                      20549

                                    FORM 10 Q
(Mark One)

( X )   Quarterly Report Pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended March 1, 1997 Commission File number 0-80.


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

               Class                         Outstanding at April 10, 1997
        Common stock, without par                  2,209,584 shares
        value (stated value $2.00 per share)

                         PART I.   FINANCIAL INFORMATION



Summarized Financial Information:

     The following consolidated statements of income, condensed consolidated balance sheets, and condensed consolidated statements of cash flows are unaudited, but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of its financial position, results of operations and cash flows for the periods and the dates indicated. Since the unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all disclosures normally provided in annual financial statements; they should be read in conjunction with the consoli-dated financial statements and notes thereto appearing in the Company's 1996 Annual Report to Shareholders.

                    PART I. FINANCIAL INFORMATION (CONTINUED)

                        Consolidated Statements of Income

                         (Thousands of Dollars - Except
                        Average Share and Per-Share Data)
                               Thirteen Weeks Ended    Twenty-Six Weeks Ended
                              March 1,    February      March 1,    February
                                1997      24, 1996        1997      24, 1996
                             ----------  ----------    ----------  ----------
Net Sales                    $155,871    $152,826      $303,822    $297,038
Cost of merchandise sold      115,930     113,910       226,289     222,143
                             ----------  ----------    ----------  ----------
Gross profit                   39,941      38,916        77,533      74,895
Selling, general and
  administrative
  expenses                     36,322      35,530        71,618      69,952
                             ----------  ----------    ----------  ----------
Operating profit                3,619       3,386         5,915       4,943

Interest expense                 (965)     (1,136)       (1,941)     (2,274)
Other income - net                502         168           883         470
                             ----------  ----------    ----------  ----------
Income before income
  taxes                         3,156       2,418         4,857       3,139

Provision for income taxes     (1,308)       (954)       (2,018)     (1,224)
                             ----------  ----------    ----------  ----------
Net income                   $  1,848    $  1,464      $  2,839    $  1,915
                             ==========  ==========    ==========  ==========
Per common share:

  Net income                     $.84        $.66          $1.29       $.87
                             ==========  ==========    ==========  ==========
  Dividends paid                 $.11        $.10          $ .22       $.20
                             ==========  ==========    ==========  ==========
Average number of
shares outstanding           2,204,816   2,197,942     2,200,697   2,195,647
                             ==========  ==========    ==========  ==========

See notes to consolidated financial statements


                            PART I.  FINANCIAL INFORMATION (Continued)
                               Condensed Consolidated Balance Sheets
                                      (Thousands of Dollars)
                                               March 1,     August 31,
                                                1997          1996
                                                             (NOTE)
ASSETS                                        ----------   -----------
Current assets:
  Cash and cash equivalents                      $ 9,857        $ 9,766
  Notes and accounts receivable                    7,355          6,363
  Less allowance for doubtful accounts              (450)          (450)
  Merchandise inventories (Note B)                64,593         62,499
  Less LIFO reserve                              (18,173)       (18,109)
  Prepaid expenses, including deferred
    income taxes                                   5,445          5,014
                                              ----------   ------------
                                                  68,627         65,083
Other assets                                       4,532          5,378
Property and equipment:
  Cost                                           205,813        198,256
  Less accumulated depreciation and
    amortization                                (118,046)      (113,252)
                                              ----------   ------------

  Net property and equipment                      87,767         85,004
                                              ----------   ------------
                                                $160,926       $155,465
                                              ==========   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $45,474       $ 44,437
  Income taxes                                       821          1,524
  Accrued liabilities                             12,614         12,727
  Long-term debt due within one year               4,584          3,114
                                              ----------   ------------
    Total current liabilities                     63,493         61,802

Long-term debt                                    44,304         42,715
Deferred income taxes                              4,408          4,408
Deferred other                                       582          1,087
Shareholders' equity:
  Common stock                                     4,419          4,397
  Capital in excess of stated value                1,384          1,017
  Retained earnings                               42,336         40,039
                                              ----------   ------------
    Total shareholders' equity                    48,139         45,453
                                              ----------   ------------
                                                $160,926       $155,465
                                              ==========   ============
NOTE:  The balance sheet at August 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements

                          PART I.  FINANCIAL INFORMATION (Continued)

                        Condensed Consolidated Statements of Cash Flows
                                   (Thousands of Dollars)

                                                 Twenty-Six Weeks Ended

                                                 March 1,    February 24
                                                   1997         1996
                                                -----------  -----------
OPERATING ACTIVITIES-net cash  provided              $7,105       $6,845

INVESTING ACTIVITIES
  Expenditures for property and equipment            (9,946)      (7,484)
  Proceeds from sale of property and other
    assets                                               74           88
  Other                                                 858          180
                                                -----------  -----------
  Net cash used in investing activities              (9,014)      (7,216)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt           13,900        7,200
  Payments of long-term debt                        (10,841)      (5,414)
  Payments for acquisition of common shares             (71)        (166)
  Dividends paid                                       (483)        (438)
  Decrease in deferred other                           (505)        (560)
                                                -----------  -----------
  Net cash provided by financing activities           2,000          622
                                                -----------  -----------

Increase in cash and cash equivalents                    91          251

Cash and cash equivalents at beginning of
period                                                9,766        7,402
                                                -----------  -----------
Cash and cash equivalents at end of period           $9,857       $7,653
                                                ===========  ===========
Supplemental Disclosures of Cash Flow
Information:
  Cash paid during the period for:

    Interest                                         $1,913       $2,370
                                                ===========  ===========
    Income Taxes                                     $2,720       $1,336
                                                ===========  ===========
See notes to consolidated financial statements


                            Notes to Financial Statements

Note A. Net income per common share is based on the weighted average number of shares outstanding during the periods.

        In February, 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on February 28, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share. There is no expected impact of Statement 128 on the calculation of earnings per share.

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

                                                                 Percentage
  Percentage of Percentage                       Percentage of   change in
    Net Sales      change                          Net Sales       dollars
  -------------   in                               ---------     ----------
                dollars
                -----------
                2nd Qtr.'97                        26     26     26 Weeks
  2nd     2nd   Compared to                      Weeks   Weeks      `97
 Qtr.    Qtr.   2nd Qtr.'96                       1997   1996   Compared to
 1997    1996   -----------                      -----   -----   26 Weeks
------  -------                                                     `96
                                                                  ---------

 100.0%  100.0%      2.0     Net sales           100.0% 100.0%      2.3
 ====== =======   =======                        =====   =====     =====
   25.6    25.5      2.6     Gross profit         25.5   25.2       3.5
                             Selling,general
                             and administrative
   23.3    23.3      2.2     expenses             23.6   23.5       2.4
    2.3     2.2      6.9     Operating profit      1.9    1.7      19.7
     .6      .7   ( 15.1)    Interest expense     ( .6)  ( .8)    (14.6)
     .3      .1    198.8     Other income - net     .3     .2      87.9
                             Income before
    2.0     1.6     30.5     income taxes          1.6    1.1      54.7
                             Provision for
     .8      .6     37.1     income taxes           .7     .4      64.9
 ------  ------   -------                        -----   -----    ------
    1.2     1.0     26.2     Net income             .9     .7      48.3
 ======  ======   ========                       =====   =====    ======

Net sales for the second quarter of 1997 were $155,871,000 or 2.0% higher than the same quarter in 1996. This net increase was largely attributable to increases in drugstore sales resulting from one additional store. Sales from stores in operation both this past quarter as well as the same quarter a year ago decreased .64%.
On a year-to-date basis, net sales were $303,822,000 or 2.3% higher than 1996. This net increase is attributable to increases in both the drugstores and supermarket areas.

Gross margins, as a percent of sales, increased .1% in the second quarter of 1997 compared to the same quarter in 1996. Margins continued to remain stable due to the implementation of certain new merchandising strategies both in the supermarkets and in the drug-stores. On a year-to-date basis, margins increased .3% over 1996.

As a percent of sales, selling, general and administrative expenses remained relatively constant on a quarter to quarter basis, as well as year-to-date.

   Management's Discussion and Analysis of Financial Condition
               and Results of Operations (continued)

Interest expense decreased $171,000 compared with the same quarter of 1996. Slightly lower interest rates due to a new revolving credit loan agreement accounted for much of this decrease along with the payoff of some higher interest rate debt. On a year-to-date basis interest costs have decreased $333,000.

Other income - net increased $334,000 resulting from various minor changes in miscellaneous income categories, plus a gain on sale of assets in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996 loss. On a year-to-date basis other income - net increased $413,000 due to a gain in asset disposals in 1997, versus a loss in 1996, along with increased service fees and miscellaneous other income categories.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect. The percentage increase is due mainly to increased state taxes due to increased income.

IMPACT OF INFLATION

Inflation increases the Company's major costs, inventory and labor. The Company's provisions for LIFO inventories for the past quarter has resulted in an increase in cost of sales of $113,000 in the second quarter of 1997 compared to an increase of $79,000 in the second quarter of 1996. The company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining its market share.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Measures of liquidity for the second quarter of the last two years were as follows:

   (Dollars in millions)                 2nd Qtr.  2nd Qtr.
   ----------------------                  1997      1996
                                         --------  --------
   Working capital  (1)                   $23.3      $26.2

   Unused lines of revolving credit (2)    16.1       14.5

   Current ratio  (1)                      1.37       1.44

 (1)  Includes add-back of gross LIFO reserve.

 (2) 1997 represents unused amount under the new five year $45.0 million revolving credit agreement. 1996 represents the unused amount under the two-year $35.0 million agreement which was replaced by the new agreement in September, 1996.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)



During the first twenty-six weeks of fiscal 1997, the Company's working capital (includes the add-back of the gross LIFO reserve) increased $1,917,000 from the Company's fiscal year end on August 31, 1996. The working capital ratio was 1.37 to 1 at the end of this quarter compared to 1.35 to 1 at August 31, 1996 and 1.44 to 1 at February 24, 1996. Borrowings under the Company's Revolving Credit Agreements increased, mainly to finance capital expenditures, and repay certain higher cost borrowings.

The funds required by the Company on a continuing basis for both working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through institutional lenders. The Company is not aware of any trends, demands, commitments or uncertainties which will result or which are reasonably likely to result in a material change in the Company's liquidity. During the second quarter of 1997 the Company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $30,700,000, with $28,900,000 being outstanding as of the end of the quarter.


CASH FLOWS FROM OPERATING ACTIVITIES

Cash provided by operating activities increased approximately $260,000 from $6,845,000 to $7,105,000 for the comparative twenty-six week period. This increase is primarily attributable to the increases in net income this quarter compared to the same period a year earlier, offset by a decrease in accounts payable and accrued liabilities.


CASH FLOWS FROM INVESTING ACTIVITIES

During the first twenty-six weeks of 1997, the Company used $9,014,000 of cash in investing activities. This compares to $7,216,000 used in the twenty-six weeks of 1996, a result of increased expenditures for property and equipment in 1997 versus 1996. Expenditures for 1997 were consistent with the Company's $20,000,000 forecast for the year.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)



CASH FLOWS FROM FINANCING ACTIVITIES

Cash provided by financing activities during the twenty-six weeks of 1997 was $2,000,000 which compares to $622,000 provided during the twenty-six weeks of 1996. The increase was due to an increase in net borrowings during the period compared to a year earlier.



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




                                        /s/ Richard B. Iott
                                        Signature


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               SEAWAY FOOD TOWN, INC.
                                               Registrant





Date  April 10, 1997                         By /s/ Richard B. Iott
                                                Richard B. Iott, President
                                                 and Chief Executive Officer




Date  April 10, 1997                         By /s/ Waldo E. Yeager
                                                Waldo E. Yeager,
                                                 Chief Financial Officer,
                                                   Treasurer