Form 10-Q
period 1997-05-31
SEAWAY FOOD TOWN INC
filed 1997-07-11
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                                      20549


                                    FORM 10 Q
(Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the quarterly period ended May 31, 1997 Commission File number 0-80.


(   )  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       and Exchange Act of 1934

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

        Class                               Outstanding at July 10, 1997
        Common stock, without par                  4,419,168 shares
        value (stated value $2.00 per share)

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

                    PART I. FINANCIAL INFORMATION (CONTINUED)
                        Consolidated Statements of Income
                          (Thousands of Dollars, Except
                        Average Share and Per-Share Data)
                             Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                May         May          May         May
                              31,1997     25,1996      31, 1997    25,1996
                             ----------  ----------   ----------  ----------
Net Sales                    $151,284    $145,911     $455,106    $442,949
Cost of Merchandise sold      112,003     108,576      338,292     330,719
                             ----------  ----------   ----------  ----------
Gross Profit                   39,281      37,335      116,814     112,230
Selling, general and ad-
  ministrative expenses        36,215      34,322      107,833     104,274
                             ----------  ----------   ----------  ----------
Operating profit                3,066       3,013        8,981       7,956

Interest expense                 (920)     (1,110)      (2,861)     (3,384)
Other income - net                360          87        1,243         557
                             ----------  ----------   ----------  ----------
Income before income taxes      2,506       1,990        7,363       5,129

Provision for income taxes        905         826        2,923       2,050
                             ----------  ----------   ----------  ----------
Net Income                   $  1,601    $  1,164     $  4,440    $  3,079
                             ==========  ==========   ==========  ==========
Per common share:

  Net income                    $ .36       $ .26        $1.01       $ .70
                             ==========  ==========   ==========  ==========
  Dividends paid                $ .06       $ .05        $ .17       $ .15
                             ==========  ==========   ==========  ==========
Average number of shares
  outstanding                4,419,296   4,400,500    4,407,362   4,394,364
                             ==========  ==========   ==========  ==========

See notes to financial statements



                      PART I.  FINANCIAL INFORMATION (Continued)
                         Condensed Consolidated Balance Sheets
                               (Thousands of Dollars)
                                               May 31,       August 31,
                                                 1997           1996
                                                               (NOTE)
ASSETS                                       ------------   ------------
Current assets:
  Cash and cash equivalents                    $ 9,902          $ 9,766
  Notes and accounts receivable                  6,943            6,363
  Less allowance for doubtful accounts            (450)            (450)
  Merchandise inventories (Note B)              69,504           62,499
  Less LIFO reserve                            (18,274)         (18,109)
  Prepaid expenses, including deferred
    income taxes                                 5,164            5,014
                                             ------------    ------------
                                                72,789           65,083
Other assets                                     4,861            5,378
Property and equipment:
  Cost                                          211,791          198,256
  Less accumulated depreciation and
    amortization                                121,005          113,252
                                             ------------    ------------

  Net property and equipment                     90,786           85,004
                                             ------------    ------------
                                               $168,436         $155,465
                                             ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $ 45,124         $ 44,437
  Income taxes                                       13            1,524
  Accrued liabilities                            14,156           12,727
  Long-term debt due within one year              4,536            3,114
                                             ------------    ------------
    Total current liabilities                    63,829           61,802

Long-term debt                                   45,166           42,715
Deferred income taxes                             4,408            4,408
Deferred other                                    5,564            1,087
Shareholder's equity:
  Common stock                                    8,838            4,397
  Capital In excess of stated value                ---             1,017
  Retained earnings                              40,631           40,039
                                             ------------    ------------
    Total shareholders' equity                   49,469           45,453
                                             ------------    ------------
                                               $168,436         $155,465
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

See notes to financial statements


                        PART I.  FINANCIAL INFORMATION (Continued)

                       Condensed Consolidated Statements of Cash Flows
                                  (Thousands of Dollars)

                                             Thirty-Nine Weeks Ended
                                                May 31,      May 25,
                                                 1997          1996
                                              -----------   -----------
OPERATING ACTIVITIES-net cash  provided          $ 9,068      $13,513

INVESTING ACTIVITIES
  Expenditures for property and equipment        (15,785)      (9,067)
  Proceeds from sale of property and other
    assets                                           103          192
  Cash paid to acquire business                   (2,110)
  Other                                            1,035          527
                                              -----------  -----------
  Net cash used in investing activities          (16,757)      (8,348)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt        15,300        7,200
  Payments of long-term debt                     (11,427)      (8,439)
  Payments for acquisition of common
    shares                                           (77)        (292)
  Dividends paid                                    (748)        (658)
  Increase (decrease) in deferred other             4,777        (831)
                                              -----------  -----------
  Net cash provided by (used in) financing
    activities                                      7,825      (3,020)
                                              -----------  -----------

Increase in cash and cash equivalents                 136       2,145

Cash and cash equivalents at beginning of
  period                                            9,766       7,402
                                              -----------  -----------
Cash and cash equivalents at end of period       $  9,902    $  9,547
                                              ===========  ===========
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:

    Interest                                     $  2,654    $  3,270
                                              ===========  ===========
    Income Taxes                                 $  4,667    $  2,103
                                              ===========  ===========
See notes to financial statements


                            Notes to Financial Statements

Note A. Net income per common share is based on the weighted average number of shares outstanding during the periods.

        On April 10, 1997, the Board of Directors authorized a two for one stock split, payable on May 2, 1997 to shareholders of record on April 22, 1997. Accordingly, all per share and share data have been restated to reflect the stock price.

        In February, 1997 the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on February 28, 1998. The Company has no common stock equivalents and therefore, there is no expected impact of Statement 128 on the calculation of earnings per share.

Note B. Meat, produce and pharmacy inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. All other merchandise inventories (including store inventories which are determined by the retail inventory method) are valued at the lower of cost using, the last-in, first-out (LIFO) method, or market.

Note C. Effective May 20, 1997, the Company acquired two supermarkets in
        Michigan for $2,110,000. The acquisition was accounted for under the purchase method of accounting.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percentage of net sales and the year-to-year percentage changes in such components.

 Percentage of   Percentage                       Percentage       Percentage
Net Sales for      change                          Net Sales       change in
3rd Quarter      in dollars                       for 39 Weeks       dollars
--------------- -----------                       ------------     ----------
                3rd Quarter                                       39 Weeks 1997
                1997 Compared                                     Compared to
 1997    1996   to 1996                            1997    1996   39 Weeks 1996
------  ------- -------------                      -----  ------  -------------
 100.0%  100.0%       3.7%      Net sales         100.0%  100.0%        2.7%
 ====== =======     =======                       ======  ======      =====
   26.0    25.6       5.2       Gross profit       25.7    25.3         4.1
                                Selling,general,
                                  and administra-
   23.9    23.5        5.5        tive expenses    23.7    23.5         3.4
    2.1     2.1        1.8      Operating profit    2.0     1.8        12.9
     .6      .8      (17.1)     Interest expense     .6      .7       (15.5)
     .2      .1      313.8      Other income- net    .2      .1       123.2
                                Income before
    1.7     1.4       25.9        income taxes      1.6     1.2        43.6
                                Provision for
     .6      .6       9.6         income taxes       .6      .5        42.6
 ------  ------    -------                         -----   -----      ------
    1.1      .8      37.5       Net income          1.0      .7        44.2
 ======  ======    ========                        =====   =====      ======

Net sales for the third quarter of 1997 were $151,284,000 or 3.7% higher than the same quarter in 1996. This net increase was attributable to increases in drugstore sales resulting from two additional stores and increases in super-market sales resulting from two additional stores and various remodeled locations. Sales from stores in operation both this past quarter as well as the same quarter a year ago increased 0.9%. On a year-to-date basis, net sales were $455,106,000 or 2.7% higher than 1996. This net increase is attributable to increases in both the drugstores and supermarket areas, with the majority coming from drugstore areas.

Gross margins, as a percent of sales, increased 5.2% in the third quarter of 1997 compared to the same quarter in 1996 and 4.1% for the year-to-date period, the current thirty-nine weeks, versus the same period last year. Margins continued to remain stable due to the implementation of certain new merchandising strategies both in the supermarkets and in the drugstores.

As a percent of sales, selling, general and administrative expenses increased 5.5% during the current quarter compared to the same quarter of the prior year. Selling, general & administrative expenses increased 3.4% for the current year compared to the same period a year earlier. Increased selling costs relating to new and remodeled locations were the principal reasons for the increases.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)


Interest expense decreased $190,000 compared with the same quarter of 1996. Slightly lower interest rates due to a new revolving credit loan agreement accounted for much of this decrease along with the payoff of some higher interest rate debt. On a year-to-date basis interest costs have decreased $523,000.

Other income - net increased $273,000 resulting primarily from a loss on sale of assets in the third quarter of fiscal 1996 as well as minor changes in miscellaneous other income categories. On a year-to-date basis other income - net increased $686,000 due to a gain in asset disposals in 1997, versus a loss in 1996, along with increased service fees and miscellaneous other income categories.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect. The percentage decrease in third quarter and year-to-date periods of 1997 compared to 1996 is due mainly to the implementation of various tax planning strategies. An effective tax rate of 36.1% was used in this past quarter versus a rate of 41.66% for the third quarter of fiscal 1996. The lower rate used in this most recent quarter should continue in the fourth quarter as well.

Net income for the quarter was $1,601,000 ($.36 per common share) which compares to $1,164,000 ($.26 per common share) for the same quarter last year. On a year-to-date basis, net income for the current year's 39 weeks was $4,440,000 ($1.01 per common share) versus $3,079,000 ($.70 per common share) for the same period last year. On a current trailing four quarters' basis, net income was $6,866,000 ($1.56 per common share). However, last year's fourth quarter included an extra week which is estimated to have added approximately $642,000 to net income ($.15 per common share). The Company expects its fiscal 1997 fourth quarter net income to be comparable with its fiscal 1996 fourth quarter, without the extra week.


IMPACT OF INFLATION

Inflation increases the Company's major costs, inventory and labor. The Company's provisions for LIFO inventories for the past quarter has resulted in an increase in cost of sales of $101,000 in the third quarter of 1997 compared to an decrease of $84,000 in the third quarter of 1996.
On a year-to-date basis the LIFO charge has resulted in an increase in cost of sales of $164,000 in 1997 compared to a decrease of $36,000 in 1996.
The Company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining its market share.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Measures of liquidity for the third quarter of the last two years were as follows:


   (Dollars in millions)                     3rd Quarter
   ----------------------                ------------------
                                           1997      1996
                                          ------    ------

   Working capital  (1)                    $27.2     $26.1

   Unused lines of revolving credit (2)     14.7      15.8

   Current ratio  (1)                       1.43      1.43


     (1)  Includes add-back of gross LIFO reserve.

     (2) 1997 represents unused amount under the new five year $45.0 million revolving credit agreement. 1996 represents the unused amount under a two-year $35.0 million agreement which was replaced by the new agreement in September, 1996.


During the first thirty-nine weeks of fiscal 1997, the Company's working capital (includes the add-back of the gross LIFO reserve) increased $5,844,000 from the Company's fiscal year end on August 31, 1996. The working capital ratio was 1.43 to 1 at the end of this quarter compared to
1.35 to 1 at August 31, 1996 and 1.43 to 1 at May 25, 1996. Borrowings under the Company's Revolving Credit Agreements increased, mainly to finance capital expenditures and repay certain higher cost borrowings.

The funds required by the Company on a continuing basis for both working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through institutional lenders. The Company is not aware of any trends, demands, commitments or uncertainties which will result or which are reasonably likely to result in a material change in the Company's liquidity. During the third quarter of 1997 the Company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $32,000,000, with $30,300,000 being outstanding as of the end of the quarter.

On July 1, 1997 the Company received a BBB- rating (investment grade) from Fitch Investors Service, L.P. for a potential issuance of $25.0 million senior unsecured notes that the Company expects to place privately with institutional investors in early fiscal 1998. This long-term fixed rate borrowing would replace bank revolving credit borrowings whose rate varies in relation to the LIBOR market.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)



CASH FLOWS FROM OPERATING ACTIVITIES

Cash provided by operating activities decreased approximately $4,445,000 from $13,513,000 to $9,068,000 for the comparative thirty-nine week period. This decrease is primarily attributable to the increases in inventory and income tax payments, offset by increased net income.


CASH FLOWS FROM INVESTING ACTIVITIES

During the first thirty-nine weeks of 1997, the Company used $16,757,000 of cash in investing activities. This compares to $8,348,000 used in the thirty-nine weeks of 1996, a result of increased expenditures for property and equipment and the acquisition of two store location in 1997 versus 1996. Expenditures for 1997 were consistent with the Company's $20,000,000 forecast for the year.


CASH FLOWS FROM FINANCING ACTIVITIES

Cash provided by financing activities during the thirty-nine weeks of 1997 was $7,825,000 which compares to cash used of $3,020,000 during the thirty-nine weeks of 1996. The increase was due to an increase in net borrowings during the period compared to a year earlier offset by payments of higher cost long-term debt. Additionally, the Company received prepaid purchase discounts in 1997 which will be amortized to income as purchases are made.



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



                                    /s/ Richard B. Iott
                                    Signature
                                    Richard B. Iott, President and
                                     Chief Operating Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               SEAWAY FOOD TOWN, INC.
                                               Registrant





Date: July 10, 1997                           By  /s/ Richard B. Iott
                                                   Richard B. Iott,
                                                   President and Chief
                                                    Executive Officer




Date: July 10, 1997                           By  /s/ Waldo E. Yeager
                                                   Waldo E. Yeager,
                                                   Chief Financial Officer,
                                                    Treasurer