Form 10-K
period 1997-08-30
SEAWAY FOOD TOWN INC
filed 1997-11-26
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10 K
                                   (Mark One)

(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the Fiscal Year ended August 30, 1997

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

                                      ( X )

The aggregate market value of voting stock held by nonaffiliates of the registrant is approximately $66,897,229 as of November 14, 1997

The number of shares outstanding of the issuer's classes of common stock as of the November 14, 1997.



   Common stock, without par       4,419,168 shares
   value (stated value $2.00
   per share)


                       Documents Incorporated by Reference

Parts II and IV       Portions of the Annual Report to Shareholders of
                      Seaway Food Town, Inc., for the year ended August 30,
                      1997("Annual Report") are filed as      Exhibit 13 and
                      are incorporated by reference into Parts II and IV.

Part III Portions of the Seaway Food Town, Inc. Proxy Statement, for the annual shareholders meeting to be held January 8, 1998 are incorporated by reference into part III






                            Page 2 of 2 of Cover Page

                                  PART I

Item 1.   Business

     Seaway Food Town, Inc., was founded in 1957 and is a leading regional supermarket chain located predominantly in northwest and central Ohio and southeast Michigan. Beginning in 1986, the Company began adding deep discount drugstores to its chain. The merchandise sold in these stores is similar to that sold in a conventional super-market but with a greater emphasis on non-food items and package size of such items. At year end, the Company operated 17 Food Town Super-markets, 27 Food Town Plus Supermarkets, and 25 deep discount drugstores under the name of the Pharm.

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

     The Company employs approximately 2,370 employees on a full-time basis and 2,681 on a part-time basis.


Item 2.   Properties

     The Company leases 46 of its stores (3 of which are accounted for as capital leases) and certain other facilities and equipment under leases generally for fifteen years, although some are for shorter as well as longer periods. The Company owns 23 stores and a relatively large distribution center (approximately 477,174 square feet) which includes offices, warehousing and shipping facilities, located in Maumee, Ohio.
It also owns a 133,000 square foot warehouse in Toledo, Ohio which is used as a satellite facility and a 105,000 square foot warehouse facility which houses health and beauty aids and general merchandise operations. The Company believes that its physical facilities, both leased and owned, are suitable and adequate for the intended uses and purposes.

          At August 30, 1997, the approximate undepreciated cost of real property subject to mortgages was $12,388,000 and the approximate undepreciated cost of real property subject to capital lease obligations was $3,607,000.

Item 3.   Legal Proceedings.

     There are no significant legal proceedings pending.

Item 4.   Submission of matters to a vote of Security Holders.

     No matters have been submitted to a vote of security holders since the Annual Meeting held January 9, 1997.


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

     Management's discussion and analysis of financial condition and results of operations included on pages 13 through 18 of Exhibit (13) filed hereunder is incorporated herein by reference.

Item 8.   Financial statements and supplementary data.

     The consolidated financial statements and report of independent auditors on pages shown below of Exhibit (13) filed hereunder are incorporated herein by reference.

                                                        Page(s)
                                                        -------
     Financial Highlights                                  12
     Report of Independent Auditors                        19
     Consolidated Statements of Income                     20
     Consolidated Balance Sheets                        21 - 22
     Consolidated Statements of Cash Flows                 23
     Consolidated Statements of Shareholders' Equity       24
     Notes to Consolidated Financial Statements         25 - 30

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

     There have been no disagreements on accounting and financial disclosure matters reported on Form 8-K during the fiscal years ended August 30, 1997 and August 31, 1996.

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


     (1) The following consolidated financial statements of Seaway Food Town, Inc. and its subsidiaries, included on pages 19 - 30 of Exhibit (13) filed hereunder are incorporated by reference in
          Item 8.

          Report of Independent Auditors

          Consolidated statements of Income - Years ended
          August 30, 1997,    August 31, 1996 and August 26, 1995

          Consolidated balance sheets at August 30, 1997 and August 31, 1996

          Consolidated statements of cash flows - Years ended August 30, 1997, August 31, 1996 and August 26, 1995

          Consolidated statement of shareholders' equity - Years ended
          August 30, 1997,    August 31, 1996 and August 26, 1995

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

                                    7
b.)  Reports on Form 8-K.

     No reports on Form 8-K were required to be filed for the three months ended August 30, 1997.

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

            11 -     Computation of income per share.

            13 - Portions of the 1997 Annual Report to Shareholders (to the extent incorporated by reference hereunder.)

            21 -     Subsidiaries of the Registrant.

            23 -     Consent of Independent Auditors.

            27 -     Financial Data Schedule

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


                                   By  /s/ Richard B. Iott
Date      November 14, 1997           Richard B. Iott, President, CEO & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   By  /s/ Wallace D. Iott
Date      November 14, 1997           Wallace D. Iott, Chairman of the Board
                                       & Director


                                   By  /s/ Waldo E. Yeager
Date      November 14, 1997           Waldo E. Yeager,  Director
                                       (Chief Financial Officer and
                                        Treasurer)


                                   By  /s/ Thomas M. O'Donnell
Date      November 14, 1997           Thomas M. O'Donnell, Director


                                   By  /s/ David J. Walrod
Date      November 14, 1997                David J. Walrod, Director


                                   By  /s/ Richard K. Ransom
Date      November 14, 1997           Richard K. Ransom, Director


                                   By  /s/ Joel A. Levine
Date      November 14, 1997           Joel A. Levine, Director


                                   By  /s/ Eugene R. Wos
Date      November 14, 1997           Eugene R. Wos, Director



                                   By  /s/ W. Geoffrey Lyden
Date      November 14, 1997                W. Geoffrey Lyden, Director

                                    9

                            SEAWAY FOOD TOWN, INC.
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
      Years Ended August 30, 1997, August 31, 1996, and August 26, 1995



                             Charge
              Balance at   (credit) to   Charged                  Balance
             beginning of   costs and   to other    Deductions   at end of
                period      expenses    accounts  from reserves   period

Allowance
for doubtful
accounts:
   1997       $    450,000 $     8,511        ---  $    8,511(A) $ 450,000
              ============ ===========   ========  ============= =========

   1996       $    450,000 $    18,398        ---  $   18,398(A) $ 450,000
              ============ ===========   ========  ============= =========

   1995       $    450,000  $    7,249        ---  $   7,249 (A) $ 450,000
              ============ ===========   ========  ============= =========

(A) - Accounts charged off during the year, net of recoveries of accounts previously charged off.

                                    10

                                                               EXHIBIT 11
                            SEAWAY FOOD TOWN, INC.
                        COMPUTATION OF INCOME PER SHARE

                                      1997       1996       1995      1994      1993
                                      -----      -----       ----      ----      ----
Income before extraordinary item
 and cumulative effect of change
 in accounting (thousands of          $6,412     $5,505     $4,480    $2,438    $1,123
 dollars)                             ======     ======     ======    ======    ======

Net income (thousands of dollars)     $6,412     $5,505     $4,480    $2,059    $1,123
                                      ======     ======     ======    ======    ======
Weighted average number of common
 shares outstanding during the
 period for purposes of computing
 primary earnings per share        4,410,313  4,395,322  4,393,286 4,613,762 4,664,032

Net shares to be issued upon
 exercise of dilutive options
 after applying treasury stock           ---        ---        ---       ---       ---
 method                                -----      -----     ------    ------    ------

Adjusted outstanding shares for
 purpose of computing income per
 share assuming full dilution      4,410,313  4,395,322  4,393,286 4,613,762 4,664,032
                                   =========  =========  ========= ========= =========
Income per common share:

 Assuming no dilution:
  Income before extraordinary item
   and cumulative effect of change
   in accounting                       $1.45      $1.25      $1.02      $.53      $.24

  Extraordinary item                     ---        ---        ---     (.03)       ---
  Cumulative effect of change in
   accounting for income taxes           ---        ---        ---     (.05)       ---
                                       -----      -----     ------    ------    ------
  Net income                           $1.45      $1.25      $1.02      $.45      $.24
                                       =====      =====     ======    ======    ======
 Fully diluted (A)
  Income before extraordinary item
   and cumulative effect of change
   in accounting for income taxes      $1.45      $1.25      $1.02      $.53      $.24

  Extraordinary item                     ---        ---        ---     (.03)       ---

  Cumulative effect of change in
   accounting for income taxes           ---        ---        ---     (.05)       ---
                                       -----      -----     ------    ------    ------
  Net income                           $1.45      $1.25      $1.02      $.45      $.24
                                      ======     ======     ======    ======    ======
(A) - Not appearing on face of
      income statement



                                             11                     EXHIBIT (13)
               PORTIONS OF THE 1997 ANNUAL REPORT TO SHAREHOLDERS
                             SEAWAY FOOD TOWN, INC.
                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
             (Dollars in thousands except share and per share data)

For the Fiscal Year Ended             1997     1996 (1)  1995     1994       1993
-------------------------             ----     --------  ----     ----       ----
  CONSOLIDATED SUMMARY OF OPERATIONS
Net sales                             $608,373 $597,462  $559,244 $546,193 $566,883
Cost of merchandise sold               451,070  445,309   418,128  409,305  428,478
                                      -------- --------  -------- --------  -------
Gross profit                           157,303  152,153   141,116  136,888  138,405
Selling, general and administrative
  expenses                             144,524  139,344   131,267  129,921  133,175
                                      -------- --------  -------- -------- --------
Operating profit                        12,779   12,809     9,849    6,967    5,230
Interest expense                       (3,774)  (4,316)   (4,469)  (4,410)  (4,660)
Other income - net                       1,596      943     1,815    1,169    1,133
                                      --------  -------  -------- -------- --------
Income before income taxes, extra-
  ordinary item and cumulative
  effect                                10,601    9,436     7,195    3,726    1,703
Provision for income taxes               4,189    3,931     2,715    1,288      580
                                      -------- --------  -------- -------- --------
Income before extraordinary item and
  cumulative effect                      6,412    5,505     4,480    2,438    1,123
Extraordinary item (2)                     --       --        --     (123)      --
Cumulative effect of change in
  accounting (3)                           --       --        --     (256)     --
                                      -------- --------  -------- -------- --------
Net income                            $  6,412 $  5,505  $  4,480 $  2,059  $ 1,123
                                      ======== ========  ======== ========  =======
PER COMMON SHARE DATA  (4)
Income before extraordinary
  item and cumulative effect          $   1.45 $   1.25  $   1.02 $    .53  $   .24
Net income                                1.45     1.25      1.02      .45      .24
Cash dividends                            0.23     0.20      .195      .18      .18
Book value                               11.58    10.34      9.29     8.38     8.00
YEAR END POSITION
Total assets                          $164,566 $155,465  $154,001 $155,203 $152,771
Property and equipment - net            90,645   85,004    84,000   85,346   85,653
Net working capital                      9,211    3,281     6,086    8,937    6,555
Long-term debt                          45,565   42,715    48,399   55,060   55,705
Shareholders' equity                    51,176    45,453    40,731   37,585  37,173
FINANCIAL RATIOS
Income before extraordinary item and
  cumulative effect as a percent of
  sales                                 1.05%     .92%      .80%     .45%      .20%
Current ratio                           1.15:1   1.05:1    1.11:1   1.16:1   1.12:1
Long-term debt to equity ratio           .89:1    .94:1    1.19:1   1.46:1   1.50:1
OTHER DATA
Weighted average shares outstanding
  (4)                                4,410,313 4,395,322 4,393,286 4,613,762 4,664,032

Net cash provided by operations        $15,153   $24,524   $19,829  $16,183   $16,534
Property and equipment additions        19,537    15,071    13,698   12,681    17,353
Depreciation and amortization           14,441    13,502    12,551   12,311    11,562
LIFO charge (credit) included in
  cost of merchandise sold                 364       (47)      581     (18)      (492)
Associates at year end                   5,051     4,472      4,551     4,500   4,860
Stores in operation                         69        66         66        66      64

Notes: (1) 53 week year; (2) Loss from early extinguishment of debt, less applicable income taxes; (3) Reflects adoption of Statement of Financial Accounting Standards No. 109 "Accounting for income taxes". (4) The weighted average shares outstanding and all per common share amounts have been adjusted retroactively for the May, 1997 two for one stock split.



                                              12
                             SEAWAY FOOD TOWN, INC.

                              FINANCIAL HIGHLIGHTS

                  (Dollars in thousands, except per share data)

                                             1997      1996 (1)          1995
                                         --------     ---------   -----------
RESULTS OF OPERATIONS
Net sales                                $608,373      $597,462      $559,244
Operating profit                           12,779        12,809         9,849
Income before income taxes                 10,601         9,436         7,195
Net income                                  6,412         5,505         4,480
  Per common share (2)                       1.45          1.25          1.02
  Percent of sales                          1.05%          .92%          .80%
  Percent of shareholders' equity          12.53%        12.11%        11.00%
Cash dividends per common share (2)           .23           .20          .195

OTHER FINANCIAL INFORMATION

Total assets                             $164,566      $155,465      $154,001
Capital expenditures                       19,537        15,071        13,698
Depreciation and amortization              14,441        13,502        12,551
Long-term debt                             45,565        42,715        48,399
Shareholders' equity                       51,176        45,453        40,731
Book value per common share (2)             11.58         10.34          9.29
Effective tax rate                          39.5%         41.7%         37.7%
Weighted average shares outstanding (2) 4,410,313     4,395,322     4,393,286
Number of stores in operation, at year         69            66            66
end
NASDAQ National Market Price Range        26 - 9  9 3/8 - 7 3/4  8 1/8 - 4 3/4



(1) 53 week year

(2) The weighted average shares outstanding and all per common share amounts have been adjusted retroactively for the May, 1997 two for one stock split.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     At year end, the Company operated forty-four retail supermarkets under the names of Food Town and Food Town Plus as well as twenty-five discount drugstores under the name of The Pharm within an area of about 150 miles from the Company's Maumee, Ohio (Toledo area) headquarters. All stores are located in northwest and central Ohio and southeast Michigan. The Company also has extensive warehousing and distribution facilities located in the Toledo area to support its operations.

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

                                                          Percentage change
Percentage of Net Sales                                    from prior year
----------------------                                   ------------------
1997      1996     1995                                  Compared  Compared
52 wks.   53 wks.  52 wks.                               to 1996   to 1995
------   -------   -------                               --------  -------
100.0%    100.0%    100.0%    Net sales                      1.8%      6.8%
 25.9      25.4      25.2     Gross profit                   3.4       7.8
                              Selling, general and
 23.8      23.3      23.4       administrative                3.7      6.2
  2.1       2.1       1.8     Operating profit                -.2     30.1
   .6        .7        .8     Interest expense              -12.6     -3.4
   .3        .2        .3     Other income - net             69.2    -48.0
  1.8       1.6       1.3     Income before income taxes     12.3     31.1
   .7        .7        .5     Provision for income taxes      6.6     44.8
  1.1        .9        .8     Net income                     16.5     22.9

The following table details the number and format of the Company-operated stores as of the end of each respective fiscal year:

                                         1997   1996    1995
                                         ----   ----    ----
      Food Town Supermarkets:
        Conventional Food Town Stores      17     18     20
        Food Town Plus Stores              27     25     24
                                          ---    ---    ---
        Total Supermarkets                 44     43     44
                                          ---    ---    ---
      The Pharm Drugstores                 25     23     22
                                          ---    ---    ---
      Total Retail Stores                  69     66     66
                                          ===    ===    ===

During 1997 the Company opened five new stores, including a new marketplace store, two Pharms, and two newly acquired conventional supermarkets. One of the two Pharms was a conversion from a conventional supermarket. In addition, four existing supermarkets incurred major remodeling, resulting in three new Food Town Plus supermarkets and one conversion from a Plus store to the Company's new upscale marketplace format. This activity increased the overall total retail space by approximately 201,000 square feet, an 8.6% increase. All stores operate predominately in northwest and central Ohio and southeast Michigan.

NET SALES

   Consolidated net sales increased 1.8% in 1997 in comparison to 1996 and increased 6.8% in 1996 in comparison to 1995. Fiscal 1996 includes 53 weeks. After adjusting for the effect of the extra week in 1996, sales were 3.8% higher in 1997 than in 1996, and 4.8% higher in 1996 than in 1995. The dollar increase in sales from 1996 to 1997 was largely due to increased sales in the drugstores. The Company had 64 comparable stores (including replacement supermarkets and format conversions) in operation throughout the three year period of 1997, 1996, and 1995. Those comparable store sales increased 1.7% in 1997 compared to 1996 and 4.8% in 1996 compared to 1995.


GROSS PROFIT

     The gross profit percentage increased from 25.4% in 1996 to 25.9% in 1997. During 1997 margins continued to improve with the implementation of certain new merchandising strategies both in the supermarkets and in the drugstores. In 1996, gross profits increased slightly in both the supermarkets and the drugstores compared to 1995, from 25.2% to 25.4%.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     In 1997, selling, general and administrative expenses increased by $5.2 million, and increased by .5% as a percentage of sales from 23.3% to 23.8%. This dollar increase in 1997 compared to 1996 was attributable principally to retail store wage expense, utility costs, supply costs, occupancy costs, and depreciation on equipment offset somewhat by a decrease in repairs and maintenance. In 1996, selling, general and administrative expenses increased by $8.1 million, but decreased by .1% as a percentage of sales due to higher sales. This dollar increase in 1996 compared to 1995 was attributable principally to retail store wage expense, utility costs, repairs and maintenance, and supply costs, offset somewhat by a decline in bad check expense.

OPERATING PROFIT

     Operating profit (earnings from operations before interest, other income and income taxes) was $12.8 million or 2.1% of net sales for 1997 and 1996. Operating profit was unchanged because the increase in gross profit during 1997 offset the increase in selling, general and administrative expenses. As a percentage of net sales, operating profit was 2.1% in 1996 and 1.8% in 1995. Operating profit increased 30.1% in 1996 from 1995 as gross profit improved and operating expenses were slightly lower in 1996 compared to 1995.

INTEREST EXPENSE

     Interest expense decreased by $542,000 in 1997 which resulted in an .1% reduction as a percent of sales. This reduction resulted from lower borrowing rates throughout 1997. Interest expense decreased slightly by $153,000 in 1996 compared to 1995 due to lower borrowing levels. The approximate weighted average interest rate on long-term debt as of the end of the year was 7.78% in 1997 versus 7.79% in 1996 and 7.93% in 1995.

OTHER INCOME

     Other income increased $653,000 in 1997 over fiscal 1996. Other income in 1996 included a net loss of $277,000 from the disposition of assets throughout the year. Other income in 1997 included $84,000 in net gains from the disposal of assets as well as approximately $82,000 of additional service fee income, as compared to 1996.

     Other income decreased $872,000 in 1996 over 1995. Other income in 1995 included a gain of $637,000 from the sale of the Company's dairy operation and 1996 included a net loss of $277,000 from the disposition of assets throughout the year.

INCOME TAXES

     The effective income tax rates for 1997, 1996, and 1995, were 39.5%, 41.7%, and 37.7%, respectively. The effective state and local income tax rate in 1997 was 2.7% lower than in 1996 which, in turn, was .3% higher than in 1995. During 1997 certain corporate organizational changes were implemented which resulted in lower state and local income taxes. The Company expects to continue to benefit from the lower income tax rate in the upcoming fiscal year. Tax credits, principally from job credits, were only .2% in 1997 compared to .1% in 1996 and 2.2% in 1995. Job credits expired at the end of calendar 1994 and were not reinstated until October 1, 1996, at which time the Company again took advantage of this tax credit.

NET INCOME AND INCOME PER COMMON SHARE

     Net income increased by 16.5% in 1997 to $6,412,000 or 1.1% of sales, a dollar increase of $907,000 from the 1996 net income of $5,505,000. Net income per common share in 1997 was $1.45 as compared to $1.25 in 1996, an increase of 16.0%. These increases are the result of increased sales, increased gross margins, as well as lower interest costs and increases in other income. It is estimated that the extra week in the fiscal 1996 reporting period added approximately $642,000 (or $.15 per common share) to the Company's reported net income. Net income increased 22.9% in 1996 to $5,505,000, an increase of $1,025,000 over the 1995 net income of $4,480,000 due, in part, to the extra week in 1996. Net income per common share in 1996 was $1.25 as compared to $1.02 per share in 1995, an increase of 22.5%. All per share calculations have been adjusted retroactively for the May, 1997 two-for-one stock split.

IMPACT OF INFLATION

     Inflation increases the Company's major costs, inventory and labor. Because of the high inventory turnover in the food and drug retailing industry and the Company's use of the last-in, first-out (LIFO) valuation method for a majority of its inventory, the impact of inflation is normally reflected very quickly in the results of operations. The food and drug retailing industry has experienced little or no food inflation over the last three years. The Company's provisions for LIFO inventories for the past three years increased or (decreased) cost of sales by 364,000 in 1997, $(47,000) in 1996, and $581,000 in 1995. The Company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining its market share.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

     Measures of liquidity for each of the last three years were as follows:

<CAPTIO
      (Dollars in millions)               1997       1996       1995
      ---------------------               ----       ----       ----
     Working capital  (1)                  $27.7      $21.4      $24.2

     Unused lines of revolving credit      $41.4    $20.0 (2)    $17.4

     Current ratio  (1)                  1.46 to 1  1.35 to 1  1.42 to 1


     (1) Includes add-back of gross LIFO reserve.

     (2) $30.0 million under the new 5-year revolving credit agreement closed subsequent to the end of 1996.

     Management believes that the Company is maintaining a strong capital structure.

      In late September, 1996, the Company closed on a five year, $45.0 million revolving credit agreement with three banks which permit the Company to borrow at lower interest rates than under the former two year agreement. Covenants under the new agreement are the same or slightly less restrictive.

     The Company's revolving credit agreement represents a continuing source of capital which is available to provide working capital, finance capital additions as well as the early extinguishment of certain long-term debt. On August 28, 1997, the Company closed a 15-year, $25.0 million senior unsecured debt agreement with an insurance company. As a result of this transaction, the Company was using only $3.6 million of its $45.0 million revolving credit as of the end of 1997. The Company expects to reduce the commitment to $30.0 million late in the Company's First Quarter of 1998. The Company is in a solid financial position for its future expansion and growth plans.

     In October, 1994, the Company authorized the repurchase of 200,000 shares of the Company's stock on the open market or from private sources, at market prices. From the date of that authorization through the month of October, 1997, the Company has repurchased 104,443 shares, all of which occurred prior to the May, 1997 two-for-one stock split. Authorized, but unissued shares have been and will continue to be used by the Company in funding its annual contribution to its ESOP and for other corporate purposes.

     The Company anticipates merging its Employee's Stock Ownership Plan (ESOP) into its 401(k) salary deferral plan effective January 1, 1998. Once the change is finalized, stock contributions previously made by the Company to the ESOP will be made to the 401(k). Also, employees will have the option of investing a portion of their 401(k) salary deferrals in Company stock. If an employee chooses that option, the Company will make certain matching contribu-tions of Company stock to the employee's 401(k) account.

     At the January, 1998 Annual Meeting, shareholders will be asked to approve an amendment to the Articles of Incorporation increasing authorized stock from 6,000,000 to 12,000,000 shares. This will ensure the availability of stock for future capital needs.

CASH FLOWS FROM OPERATING ACTIVITIES

     Cash provided by operating activities in 1997 was $15.2 million, a decrease of $9.3 million from the $24.5 million provided in 1996. This decrease was primarily related to an increase of $3.5 million in merchandise inventories as well as increased notes and accounts receivable, offset by increases in net income and depreciation and amortization.

     Cash provided by operating activities in 1996 was $24.5 million, an increase of $4.7 million from the $19.8 million provided in 1995. This increase was primarily attributable to the increases in net income and accounts payable and accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash used in investing activities was $20.2 million in 1997, an increase of $6.4 million from the $13.8 million provided in 1996. This increase is attributable to an increase in the expenditures for property and equipment, most of which was spent on the acquisition of two new supermarkets, one new Plus store, one new Pharm and several store remodel projects.

     Cash used in investing activities was $13.8 million in 1996, an increase of $4.9 million from the $8.9 million expended in 1995. This increase was primarily attributable to an increase in the expenditures for property and equipment, most of which was spent on one new supermarket, one new Plus store under construction, and several store remodel projects.

     The total retail store square footage increased by approximately 201,000 square feet in 1997. The Company continues to maintain a high level of store remodel activity to keep its retailing facilities up to date and to continue attracting new customers and hold existing customers.

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash provided by financing activities was $4.8 million in 1997, a net increase of $13.2 million from the $8.4 million used in 1996. This increase is the result of an increase in net proceeds from long-term debt. During 1997 the Company received $40.3 million in proceeds from borrowings against the Company's revolving credit agreement and new senior unsecured debt agreement. In 1996, the Company received $7.2 million primarily from its revolving credit agreement.

This compares to $2.3 million received in 1995, most of which related to the revolving credit agreement. In 1997, the Company made payments of $38.6 million on its long-term debt as compared to $13.4 million in 1996 and $10.3 million in 1995. During all three years the Company made debt payments on its revolving credit agreement in addition to other regular debt payments and the payoff of some higher interest rate debt. During 1997 the Company spent $77,000 for the repurchasing of Company common shares, a decrease of approximately $225,000 from the prior year. In 1996 the Company spent $302,000 for the repurchasing of Company common shares, a decrease of $515,000 from its expenditures in 1995.

1998 CAPITAL PROGRAM

     Total capital expenditures are expected to approximate $18.0 million in 1998, primarily for new and expanded store construction within the Company's existing marketing area. The Company continues to maintain a high priority in keeping its stores in a modern, attractive condition. This is implemented by periodically reviewing all stores with the thought of providing the Company's customers within the store's trading area with the best possible shopping facility. Therefore, the Company's plan for store construction, acquisition, remodeling and expansion is frequently reviewed and revised in light of changing conditions. The Company's ability to proceed with projects, or to complete projects during a particular period, is subject to normal construction and other delays.

     Cash provided by operations along with the remaining $41.4 million available under the existing credit agreements will be more than sufficient for financing fiscal 1998 capital additions and other business needs as well as presently scheduled maturities of long-term debt. As mentioned earlier, the Company expects to reduce the commitments under the existing revolving credit agreement by $15.0 million before the end of First Quarter of Fiscal 1998.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Except for historical facts, all matters discussed in this report which are forward looking involve risks and uncertainties. A number of factors could adversely affect future results, liquidity and capital resources. These factors include, but are not limited to, competitive pressures from other major supermarket operators including entry of new competitive stores in the Company's market, the level of discounting by competitors, the stability of distribution incentives from suppliers, economic conditions in the Company's primary markets and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. Although management believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Seaway Food Town, Inc.

We have audited the accompanying consolidated balance sheets of Seaway Food Town, Inc. as of August 30, 1997 and August 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seaway Food Town, Inc. at August 30, 1997 and August 31, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 30, 1997 in conformity with generally accepted accounting principles.



                                         /s/ Ernst & Young LLP

October 17, 1997
Toledo, Ohio

                        CONSOLIDATED STATEMENTS OF INCOME

        YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996, AND AUGUST 26, 1995
                  (Dollars in thousands, except per share data)

                                         1997           1996          1995
                                       ---------     ---------    ---------
                                       (52 weeks)    (53 weeks)   (52 weeks)

Net sales                                 $608,373      $597,462     $559,244

Cost of merchandise sold                   451,070       445,309      418,128
                                         -----------  ----------- -----------
Gross profit                               157,303       152,153      141,116

Selling, general  and administrative
  expenses                                 144,524       139,344      131,267
                                         -----------  ----------- -----------
Operating profit                            12,779        12,809        9,849

Interest expense                            (3,774)       (4,316)      (4,469)

Other income - net                           1,596           943        1,815
                                         -----------  ----------- -----------

Income before income taxes                  10,601         9,436        7,195

Provision for income taxes                   4,189         3,931        2,715
                                         -----------  ----------- -----------

Net income                                  $6,412        $5,505       $4,480
                                            =======       =======     =======

Net income  per common share           $      1.45    $      1.25   $    1.02
                                            =======       =======      ======

See accompanying notes

                           CONSOLIDATED BALANCE SHEETS

                       AUGUST 30, 1997 AND AUGUST 31, 1996
                  (Dollars in thousands, except per share data)


                                                       1997       1996
                                                      ------      ------
ASSETS
Current assets

  Cash and cash equivalents                            $9,491    $9,766

  Notes and accounts receivable, less allowance of
    $450  for doubtful accounts                         6,495     5,913

  Merchandise inventories                              48,592    44,390

  Prepaid expenses                                      1,425     1,342

  Deferred income taxes                                 3,087     3,672
                                                     --------  ---------

      Total current assets                             69,090    65,083

Other assets                                            4,831     5,378

Property and equipment, at cost

  Land                                                  4,841     4,177

  Buildings and improvements                           70,991    68,424

  Leasehold improvements                               31,103    28,996

  Equipment                                           103,552    96,659
                                                     --------  ---------

                                                      210,487   198,256
  Less accumulated depreciation and amortization      119,842   113,252
                                                     --------  ---------

        Net property and equipment                     90,645    85,004
                                                     --------  ---------

                                                     $164,566  $155,465
                                                     ========  ========
See accompanying notes

                           CONSOLIDATED BALANCE SHEETS

                       AUGUST 30, 1997 AND AUGUST 31, 1996
                  (Dollars in thousands, except per share data)

                                                        1997         1996
                                                       -------      ------
LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities

  Accounts payable                                    $44,174      $44,437

  Income taxes                                            935        1,524

  Accrued liabilities:
    Insurance                                           4,195        4,727
    Payroll                                             3,181        2,908
    Taxes, other than income                            2,487        2,385
    Other                                               2,948        2,707
                                                      --------   ---------

                                                       12,811       12,727

  Long-term debt due within one year                    1,959        3,114
                                                      --------    ---------
      Total current liabilities                        59,879       61,802

Long-term debt                                         45,565       42,715

Deferred income taxes                                   3,258        4,408

Deferred other                                          4,688        1,087

Shareholders' equity
  Serial preferred stock, without par value:
    300,000 shares authorized, none issued                ---          ---

  Common stock, without par value (stated value
    $2 per share): 6,000,000 shares authorized,
4,419,168
    shares outstanding (4,397,218, as restated,         8,838        4,397
in 1996)

  Capital in excess of stated value                       ---        1,017

  Retained earnings                                    42,338       40,039
                                                      --------   ---------

    Total shareholders' equity                         51,176       45,453
                                                      --------   ---------
                                                     $164,566     $155,465
                                                     =========   =========
           See accompanying notes

                CONSOLIDATED STATEMENTS OF CASH FLOWS
        YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996, AND AUGUST 26, 1995
                             (Dollars in thousands)
                                                  1997          1996          1995
                                                 ----------   ----------  ----------
                                                 (52 weeks)   (53 weeks)  (52 weeks)
Cash flows from operating activities
    Net income                                     $ 6,412      $ 5,505     $ 4,480
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                14,441       13,502      12,551
       Provision for ESOP                              401          397         334
       Deferred income taxes                          (565)        (329)       (394)
       Equity in (income) loss of affiliates           (24)           28        (93)
       Loss (gain) on disposal of property
          and equipment                                (10)          277       (553)
       Changes in assets and liabilities
         affecting operations:
          Notes and accounts receivable               (582)          674       (460)
          Merchandise inventories                   (3,518)        (326)         685
          Prepaid expenses                             (84)           29        (99)
          Accounts payable
             and accrued liabilities                  (729)        4,270       2,158
          Income taxes                                (589)          497       1,220
                                                    -------      -------    -------
    Net cash provided by operating activities        15,153       24,524      19,829

Cash flows from investing activities
    Expenditures for property
      and equipment                                 (19,537)     (15,017)    (12,079)
    Proceeds from sale of property and equipment        416          288       3,046
    Cash paid to acquire business                    (2,134)          ---         ---
    Other                                             1,071          960         163
                                                    -------      -------    -------
    Net cash used in investing activities           (20,184)     (13,769)     (8,870)

Cash flows from financing activities
    Proceeds from issuance of long-term debt         40,300        7,200       2,275
    Payments of long-term debt                      (38,605)     (13,377)    (10,343)
    Payments for acquisitions of common shares          (77)        (302)       (817)
    Dividends paid                                   (1,013)        (878)       (851)
    Increase (decrease) in deferred other             4,151      (1,034)       (958)
                                                    -------      -------    -------
    Net cash provided by (used in) financing
      activities                                      4,756      (8,391)   (10,694)
                                                    -------      -------    -------

Increase (decrease)  in cash and cash equivalents      (275)        2,364         265

Cash and cash equivalents at
    beginning of year                                 9,766        7,402       7,137
                                                    -------      -------    -------
Cash and cash equivalents at end of year            $ 9,491      $ 9,766     $ 7,402
                                                    =======      =======    =======
Supplemental disclosures of cash flow
    information:

      Cash paid during the year for:
        Interest                                    $ 3,779      $ 4,271     $ 4,480
        Income taxes                                  5,343        3,762       1,756
See accompanying notes

                             SEAWAY FOOD TOWN, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        YEARS ENDED AUGUST 30, 1997, AUGUST 31, 1996 AND AUGUST 26, 1995
                  (Dollars in thousands, except per share data)


                                                  Capital
                                                  in Excess             Total
                                 COMMON STOCK      of                  Share-
                               -----------------  Stated   Retained    holdes'
                               Shares     Amount  Value   Earnings    Equity
                                -------    ------  -------  -------    -----
Balance at August 27, 1994      2,242,373  $4,485     $ 434   $32,666    $37,585

Net income (52 weeks)                                           4,480      4,480

Purchase of common shares for
  treasury                       (82,421)   (165)      (21)     (631)      (817)

Issuance of common shares to       33,400      67       267                  334
  ESOP

 Dividends paid-$.195 per share                                 (851)      (851)
                                ---------   -----      ----   -------    -------
Balance at August 26, 1995      2,193,352   4,387       680    35,664     40,731

Net income  (53 weeks)                                          5,505      5,505

Purchase of common shares for
  treasury                       (18,279)    (37)      (13)     (252)      (302)

Issuance of common shares to
  ESOP                             23,536      47       350                  397

Dividends paid - $.20 per share                                 (878)      (878)
                                ---------  ------     -----   -------    -------
Balance at August 31, 1996      2,198,609   4,397     1,017    40,039     45,453

Net income  (52 weeks)                                           6,412      6,412

Purchase of common shares for
  treasury                        (3,743)     (7)       (5)      (65)       (77)

Effect of stock split           2,209,584   4,419   (1,384)   (3,035)        ---

Issuance of common shares to
  ESOP                             14,718      29       372                  401

Dividends paid - $.23 per share                               (1,013)    (1,013)
                                ---------   ------   -------  -------    ------
Balance at August 30, 1997      4,419,168  $8,838        $0   $42,338    $51,176


    See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SIGNIFICANT ACCOUNTING POLICIES
  Business -- The business of Seaway Food Town, Inc. and its consolidated subsidiaries (the Company) consists of the sale and distribution of food, drugs, and related products, principally through supermarkets and drugstores predominately in northwest and central Ohio and southeast Michigan.

  Basis of presentation -- The consolidated financial statements include the accounts of Seaway Food Town, Inc. and all wholly-owned subsidiaries. All amounts in the consolidated financial statements referring to shares, share prices and per share amount have been adjusted retroactively for the May, 1997 two-for-one stock split.

  Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

  Cash and cash equivalents -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheets for cash equivalents approximates its fair value.

  Inventories -- Meat, produce, bakery, deli and drug inventories are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market. Approximately 85% of the FIFO inventories are valued at the lower of cost, using the last-in, first-out (LIFO) method, or market. Inventories have been reduced by $18,473,000 and $18,109,000 at August 30, 1997 and August 31, 1996, respectively, from amounts which would have been reported under the FIFO method (which approximates current cost).

  Depreciation and amortization -- Depreciation and amortization are provided principally under the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Capital leases not involving a purchase of the assets are amortized over the lease term.

  Advertising -- The Company expenses the costs of advertising as incurred. Advertising expense was $4,689,000 in 1997, $4,311,000 in 1996 and
  $4,029,000 in 1995.

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

  Net income per common share -- Net income per common share is based upon the weighted average number of common shares outstanding of 4,410,313 in 1997, 4,395,322 in 1996 and 4,393,286 in 1995.

  New accounting standard -- Financial Accounting Standards Board Statement, No. 131 -- Segments, will be applicable for fiscal 1999. This statement dictates the use of a management approach to report financial and descriptive information about the Company's operating segments. The impact on the Company has not been determined.

2.STORE ACQUISITIONS
  Effective May 20, 1997, the Company acquired two supermarkets in Michigan for $2,134,000. The acquisition was accounted for under the purchase method of accounting. The results of operations for these stores are included in the accompanying statements of income for the period from May 20, 1997 through August 30, 1997.

3.NOTES PAYABLE AND LONG-TERM DEBT
  Long-term debt at August 30, 1997 and August 31, 1996 consisted of the following (in thousands):

                                        1997        1996
                                      -------     -------
   7.42% to 9.22% senior
     notes payable to insurance
     companies, due through 2013       $33,000     $12,000

   8.75% mortgage notes payable
     to insurance companies,
     payment due
     quarterly to 2002                     753       1,663

   6% to 7.29% mortgage
     notes payable, payments
     due annually to 2008                5,701       6,529

   8.19% term note  payable,
     payments due monthly to
     2000                                  194       4,133

   Revolving credit loan agree-
     ments with banks,  with
     interest of 6.64% to 7.81%          3,600      15,000

   Long-term lease obligations
   (see Note 5):

     7.25%  industrial develop-
       ment revenue bonds,
       payments due annually
       to 2000                             300       1,055


     Other, 7.35% to 13%,
       payments due in varying
       monthly amounts through
       2004                              3,976       5,449
                                     ---------  ----------
                                        47,524      45,829
   Less amount due within one
     year                                1,959       3,114
                                     ---------  ----------
                                       $45,565     $42,715
                                     =========  ==========

  At August 30, 1997 the Company had a revolving credit agreement permitting borrowings up to $45,000,000 in the aggregate ($15,000,000 per bank) due October 1, 2001. Interest is charged, at the Company's option, at the current prime rate, swing line rate, or a certain percentage point in excess of the current LIBOR rate based on a ratio of total liabilities to tangible net worth. The Company is required to pay a fee of .20% to .25% on any unused portion of the loan commitment. The Company had borrowings of $3,600,000 under this agreement at August 30, 1997.

  The Company has interest rate cap agreements to manage interest rate exposure. These transactions reduce the Company's exposure to significant variations in interest rates. At August 30, 1997, a notional amount of $20,000,000 was covered by these agreements at an average rate of 9.375% through 1999. If the counterparties to these agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these agreements and could incur additional interest expense as a result. The Company does not anticipate nonperformance by the counterparties.

  The Company issued an additional $25,000,000 senior notes to an insurance company in August, 1997. The senior note agreements provide for repurchases of the notes, at either the Company's or holder's option, in amounts not in excess of $8,000,000 in 2000, $12,000,000 in 2005 and $13,000,000 in 2008.
  In addition, the agreement allows for prepayments, at the Company's option, subject to certain prepayment provisions.

  The senior notes and revolving credit loan agreements referred to above include certain working capital, net worth and debt service covenants along with restrictions on the payment of cash dividends. The restriction of dividends is based on a percentage of the excess of income available for debt service.

  At August 30, 1997, the approximate undepreciated cost of property and equipment subject to mortgages was $12,388,000.

  Annual maturities of long-term debt for each of the five fiscal years
  subsequent to August 30, 1997 are as follows:   1998 - $1,959,000; 1999 -
  $1,668,000; 2000 - $12,450,000; 2001 - $849,000; and 2002 - $501,000.

  At August 30, 1997, the carrying value of the long-term debt in aggregate, excluding capitalized lease obligations, approximates its fair value due to the significant amount of variable rate long-term debt. The fair value is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates.


4.INCOME TAXES

  The provision (credit) for income taxes consists of the following (in thousands):

                                       28

<CAPTION

                           1997        1996       1995
                           -------   -------     -------
   Current:
      Federal               $4,115     $3,315     $2,263
      State and local          639        945        846
                         ---------  ---------  ---------
                             4,754      4,260      3,109
   Deferred:
      Federal                (483)      (265)      (132)
      State and local         (82)       (64)      (262)
                          --------   --------   --------
                             (565)      (329)      (394)
                           -------   --------   --------
                            $4,189     $3,931     $2,715
                           =======   ========   ========


  The consolidated effective tax rate differs from the statutory U.S. Federal tax rate for the following reasons and by the following percentages:

                                     1997      1996     1995
                                     ------   ------   ------
   Statutory U.S. Federal
     tax rate                         34.0%   34.0%    34.0%
   Increase (reduction) in taxes
     resulting from:
     State and local income
       taxes net of the related
       reduction in federal
       income taxes                    3.5     6.2      5.9
     Tax credits                      ( .2)   ( .1)    (2.2)
     Other                             2.2     1.6       --
                                     ------   -----    -----
   Effective tax rate                 39.5%   41.7%    37.7%
                                      =====   =====    =====

  Significant components of the Company's deferred income tax assets and liabilities as of August 30, 1997 and August 31, 1996 are as follows (in thousands):

                                               1997     1996
                                              ------   -------
   Deferred income tax assets:
     Accrued expenses                         $2,760   $3,125
     Expenses inventoried for tax purposes       919      864
     Other                                       430      565
                                              ------  -------
                                              $4,109   $4,554
                                              ======   ======
   Deferred income tax liabilities:
     Excess tax depreciation                  $3,037   $4,472
     Deferred project costs                      835      747
     Other                                       409       71
                                              ------  -------
                                              $4,281   $5,290
                                              ======   ======

  The above are reflected in the balance sheets as of August 30, 1997 and
  August 31, 1996 as follows (in thousands):
                                              1997            1996
  Current deferred income tax asset          $3,087         $3,672
                                             ======         ======
  Noncurrent deferred income tax liability   $3,258         $4,408
                                             ======         ======

5.EMPLOYEE BENEFIT PLANS
  For eligible nonunion employees, the Company has a 401(k) salary deferral plan which permits employee salary deferrals of up to 15%, but not to exceed the maximum annual allowable amount for income tax purposes, and an Employees' Stock Ownership Plan (ESOP). Allocations to the participants in the ESOP are not less than 2 1/2% of total annual compensation. Company matching contributions to the 401(k) plan are 50% of employee salary deferral contributions. The Company matching contributions are not made on salary deferrals in excess of 6% of an employee's compensation. The Company's expense for these plans was $1,007,000 in 1997, $893,000 in 1996, and $946,000 in 1995.

  In addition, the Company contributes to several area-wide defined benefit union pension plans established under collective bargaining agreements.
  The aggregate costs for these plans amounted to  $2,313,000 in 1997,
  $2,378,000 in 1996, and $2,293,000 in 1995.   Under the Multi-employer
  Pension Plan Amendments Act of 1980, the Company could become liable for its proportionate share of unfunded vested benefits, if any, in the event of the termination of, or its withdrawal or partial withdrawal from, the union-sponsored plans to which the Company makes contributions.

6.LEASE COMMITTMENTS
  Capital leases
       The cost and accumulated amortization of property leased under long-term noncancellable leases are as follows (in thousands):

<CAPTION

                            1997        1996
                          -------     -------
   Land                   $    56     $    256
   Buildings                6,613        8,019
   Equipment                4,864        7,031
                        ---------    ---------
                           11,533       15,306
   Less accumulated
   amortization             7,926        9,411
                        ---------    ---------
                          $ 3,607      $ 5,895
                          =======      =======

  Future minimum lease payments under capital leases together with the present value of net minimum lease payments as of August 30, 1997 are as follows (in thousands):

                  1998                       $1,664
                  1999                        1,211
                  2000                          800
                  2001                          599
                  2002                          372
               Later years                      486
                                            -------
   Total minimum lease payments               5,132
   Less amount representing interest            856
                                            -------
   Present value of net minimum lease
     payments (included in long-term
     debt at August 30, 1997 -- see
     Note 2)                                 $4,276
                                            =======

  Operating leases
       Minimum annual rentals for facilities and equipment leased under operating leases aggregate approximately $42,632,000 payable as follows (in thousands):

                      Facilities   Equipment
                      ----------   ---------
         1998           $ 5,996         $176
         1999             5,985          176
         2000             5,522          176
         2001             4,941           54
         2002             4,510
      Later years        15,096
                       --------     --------
                        $42,050         $582
                       ========     ========


  The leases expire at various dates from 1998 to 2012 and substantially all are renewable for one or more successive five year periods, in some cases at slightly higher rentals.

  Total rent expense attributable to operating leases amounted to approx-imately $6,285,000 in 1997, $5,843,000 in 1996, and $5,915,000 in 1995 and
  included provisions for additional rentals of $227,000 in 1997, $250,000 in 1996, and $234,000 in 1995 based upon gross sales in excess of specified amounts.

  The Company entered into capital leases amounting to approximately $54,000 in 1996 and $1,619,000 in 1995.

7.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
       Quarterly financial data for the years ended August 30, 1997, and August 31, 1996 are presented below (in thousands of dollars except per share amounts):

<CAPTION
                   First     Second     Third      Fourth (1)
                --------   --------    -------     ----------
Net sales:
          1997  $147,951   $155,871    $151,284      $153,267
          1996   144,212    152,826     145,911       154,513

Gross profit:
          1997    37,592     39,941      39,281        40,489
          1996    35,979     38,916      37,335        39,923


Net income:
          1997       991      1,848       1,601         1,972
          1996       451      1,464       1,164         2,426


Net income per
 common share:
          1997       .23        .42         .36           .44
          1996       .11        .33         .26           .55

  (1) 14 week period in 1996 compared to 13 week period in 1997


                        MARKET PRICE OF COMMON STOCK AND
                         RELATED SECURITY HOLDER MATTERS

  The following table sets forth, for the quarterly periods indicated, the high and low sales prices of the common stock.

                                       Common Divi-
    Fiscal                              dends paid
   Quarter     High      Low            (Per share)
  --------    -----    -----           ------------
  1996 1st    8 1/4     7 3/4             $ .05
       2nd    8 5/8       8                 .05
       3rd    8 5/8     8 1/8               .05
       4th    9 3/8     8 1/8               .05

 Full Year    9 3/8     7 3/4             $ .20


  1997 1st   13 1/2       9               $ .05
       2nd     14        12                 .06
       3rd   23 1/2    12 3/4               .06
       4th     26      18 3/4               .06

 Full Year     26         9               $ .23


  The price is the high and low price on the NASDAQ
  National Market. As of August 30, 1997, the approximate number of record holders of common stock was 449.
  Share and dividend prices have been adjusted retroactively to reflect the May, 1997 two-for-one stock split.


                                    32
                                                EXHIBIT 21

                           SEAWAY FOOD TOWN, INC.

                         SUBSIDIARIES OF REGISTRANT


     At the fiscal year ended August 30, 1997 the Company had the following subsidiaries, all of which are included in the consolidated financial statements:

                                                            State in
                                  Percentage of voting       which
             Name                  Securities owned        incorporated
-------------------------         --------------------    -------------
Northern Distributing Co.                    100             Ohio
Gruber's Food Town, Inc.                     100           Michigan
Tracy & Avery Food Town, Inc.                100             Ohio
Fjord Properties, Inc.                       100           Michigan
Valley Farm Distributing Company             100             Ohio
Third Fjord Properties, Inc.                 100             Ohio
Third Fjord Properties Community
  Urban Redevelopment Corp.                  100             Ohio
Fifth Fjord Properties, Inc.                 100           Michigan
Fifth Fjord Properties of
  Ohio, Inc.                                 100             Ohio
Seaway Properties, Inc.                      100             Ohio
Custer Pharmacy, Inc.                         75           Michigan
Buckeye Discount, Inc.                       100             Ohio
Seaway Milk Processing, Inc.                 100            Ohio
Monroe Acquisition Corporation               100           Michigan
JRHW6 Corporation                            100           Michigan
The Pharm of Michigan, Inc.                  100           Michigan

   The following affiliate is accounted for on the equity basis:

Port Clinton Realty Co.
  (Partnership)                               39              N/A

                                  33
                                               EXHIBIT 23


                   CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report [Form 10-K] of Seaway Food Town, Inc. of our report dated October
17, 1997, included in  Exhibit 13 to Form 10-K.


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





Toledo, Ohio
October 17, 1997