Form 10-Q
period 1997-11-29
SEAWAY FOOD TOWN INC
filed 1998-01-13
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                                      20549


                                    FORM 10 Q
(Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended November 29, 1997 Commission File number 0-80.


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

        Class                               Outstanding at January 8, 1998
        Common stock, without par                  4,419,168 shares
        value (stated value $2.00 per share)

                         PART I.   FINANCIAL INFORMATION



Summarized Financial Information:

     The following consolidated statements of income, condensed consolidated balance sheets, and condensed consolidated statements of cash flows are unaudited, but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of its financial position, results of operations and cash flows for the periods and the dates indicated. Since the unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all disclosures normally provided in annual financial statements; they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's 1997 Annual Report to Shareholders.

                    PART I. FINANCIAL INFORMATION (CONTINUED)
                        Consolidated Statements of Income
                          (Thousands of Dollars, Except
                        Average Share and Per-Share Data)
                                                   Thirteen Weeks Ended
                                          November 29, 1997   November 30,1996
                                          ----------------    ----------------
             Net Sales                             $153,952           $147,951
             Cost of Merchandise sold               113,434            110,359
                                                -----------       ------------
             Gross Profit                            40,518             37,592
             Selling, general and
               administrative expenses               37,614             35,296
                                                -----------        -----------
             Operating profit                         2,904              2,296

             Interest expense                       (1,006)              (976)
             Other income - net                         278                381
                                                -----------        -----------
             Income before income taxes               2,176              1,701

             Provision for income taxes                 805                710
                                                -----------        -----------
             Net Income                            $  1,371           $    991
                                                ===========        ===========
             Per common share:

               Net income                             $ .31             $ .23
                                                ===========        ===========
               Dividends paid                         $ .06             $ .055
                                                ===========        ===========
             Average number of shares
               outstanding                        4,419,168          4,393,156
                                                ===========        ===========

See notes to financial statements


                              PART I.  FINANCIAL INFORMATION (Continued)
                                Condensed Consolidated Balance Sheets
                                           (Thousands of Dollars)
                                             November 29,          August 30,
                                                 1997                 1997
                                                                     (NOTE)
ASSETS                                        -------------    -------------
Current assets:
  Cash and cash equivalents                    $  9,957              $ 9,491
  Notes and accounts receivable                   8,510                6,945
  Less allowance for doubtful accounts             (450)                (450)
  Merchandise inventories (Note B)               72,553               67,065
  Less LIFO reserve                             (18,387)             (18,473)
  Prepaid expenses, including deferred
    income taxes                                  4,309                4,512
                                              -----------          -----------
                                                 76,492               69,090
Other assets                                      4,557                4,831
Property and equipment:
  Cost                                          213,058              210,487
  Less accumulated depreciation and
    amortization                               (123,607)            (119,842)
                                             -------------          ------------

  Net property and equipment                     89,451               90,645
                                             -------------          ------------
                                               $170,500             $164,566
                                             =============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $ 46,942             $ 44,174
  Income taxes                                    1,640                  935
  Accrued liabilities                            12,692               12,811
  Long-term debt due within one year              3,900                1,959
                                            -------------          ------------
    Total current liabilities                    65,174               59,879

Long-term debt                                   45,573               45,565
Deferred income taxes                             3,258                3,258
Deferred other                                    4,213                4,688
Shareholder's equity:
  Common stock                                    8,838                8,838
  Capital In excess of stated value                   0                    0
  Retained earnings                              43,444               42,338
                                            -------------          ------------
    Total shareholders' equity                   52,282               51,176
                                            -------------          ------------
                                               $170,500             $164,566
                                            =============          ============

NOTE: The balance sheet at August 30, 1997 has been derived from the audited financial statements at that date but does not include all of the inform-ation and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements



                           PART I.  FINANCIAL INFORMATION (Continued)

                          Condensed Consolidated Statements of Cash Flows
                                        (Thousands of Dollars)

                                                          Thirteen Weeks Ended
                                                   November 29,    November 30,
                                                       1997             1996
                                                    ------------   ------------
OPERATING ACTIVITIES-net cash  provided               $ 1,572        $ 1,729

INVESTING ACTIVITIES
  Expenditures for property and equipment              (2,596)        (5,222)
  Proceeds from sale of property and other assets          22             18
  Other                                                   259            313
                                                    ------------    ------------
  Net cash used in investing activities                (2,315)        (4,891)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt              2,400         11,600
  Payments of long-term debt                             (451)        (6,252)
  Payments for acquisition of common shares               ---           ( 67)
  Dividends paid                                         (265)          (242)
  Decrease  in deferred other                            (475)          (288)
                                                    ------------     -----------
        Net cash provided by  financing activities      1,209          4,751
                                                    ------------     -----------

Increase in cash and cash equivalents                     466          1,589

Cash and cash equivalents at beginning of period        9,491          9,766
                                                    ------------     -----------
Cash and cash equivalents at end of period            $ 9,957       $ 11,355
                                                    ============    ============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Interest                                          $   337       $    710
                                                    ============    ============
    Income Taxes                                      $   100       $    814
                                                     ============   ============
See notes to financial statements

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

        Financial Accounting Standards Board Statement No. 131 -- Segments, will be applicable for fiscal 1999. This statement dictates the use of a management approach to report financial and descriptive information about the Company's operating segments. The impact on the Company has not been determined.

Note B. Meat, produce, bakery, deli and drug inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. All other merchandise inventories (including store inventories which are determined by the retail inventory method) are valued at the lower of cost using, the last-in, first-out (LIFO) method, or market.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percentage of net sales and the year-to-year percentage changes in such components.

                                                           Percentage change
                                                            from prior year
                                                          -------------------
  Percentage of net sales
  -------------------------
                                                              First Qtr. 1998
                                                                Compared to
   First Qtr.    First Qtr.                                   First Qtr. 1997
     1998          1997                                      -----------------
   ---------    ----------
   100.0%        100.0%    Net sales                               4.1%
   =======      =======                                         =======
    26.3          25.4%    Gross profit                            7.8
                           Selling,general and admin-
    24.4          23.9       istrative expenses
                                                                   6.6
     1.9           1.6     Operating profit                       26.5
      .7            .7     Interest expense                        3.1
      .2            .3     Other income - net                    (27.0)
     1.4           1.2     Income before income taxes             27.9
      .5            .5     Provision for income taxes             13.4
   ------        ------                                          ------
      .9%           .7%    Net income                             38.3
   ======        ======                                       ========

Net sales for the first quarter of 1998 were $153,952,000 or 4.1% higher than the same quarter in 1997. This net increase was attributable to increases in drugstore sales and increases in supermarket sales resulting from two additional supermarkets, one new drugstore and various remodeled locations. Sales from stores in operation both this past quarter as well as the same quarter a year ago increased .7%.

Gross margins, as a percent of sales, increased .9% in the first quarter of 1998 compared to the same quarter in 1997. Most of the increase was attributable to increased selling margins in the retail stores.

As a percent of sales, selling, general and administrative expenses increased .5% during the current quarter compared to the same quarter of the prior year. Increased selling costs relating to new and remodeled locations were the principal reasons for the increases.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)

The Company continues to experience a very stable labor situation. During this past quarter, the Company reached a five year agreement in addition to the remaining one year on the expiring agreement, with its warehouse and transportation associates. This has permitted the Company to embark on a warehouse remodeling project whereby one warehouse will be closed along with increased space utilization in another, thus improving operational efficiency. The Company also has contracts in place with major unions relating to stores until the middle of 1999.

Interest expense increased $30,000 compared with the same quarter of 1997. Slightly higher interest rates accounted for much of this increase.

Other income - net decreased $103,000 resulting primarily from a decrease in miscellaneous income categories.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect. The percentage decrease in first quarter 1998 compared to 1997 is due mainly to the implementation of various tax planning strategies. An effective tax rate of 37% was used in this past quarter versus a rate of 41.5% for the first quarter of fiscal 1997. The lower rate used in this most recent quarter is expected toshould continue in the second quarter as well.

Net income for the quarter was $1,371,000 ($.31 per common share) which compares to $991,000 ($.23 per common share) for the same quarter last year.
n a current trailing four quarters' basis, net income was $6,792,000 ($1.53 per common share) compared to $6,045,000 ($1.37 per common share) for the prior four quarters, a 12.4% increase. . The Company expects its fiscal 1998 second quarter net income to be comparable with its fiscal 1997 second quarter.


IMPACT OF INFLATION

Inflation increases the Company's major costs, inventory and labor. The Company's provisions for LIFO inventories for the past quarter has resulted in a decrease in cost of sales of $86,000 in the first quarter of 1998 compared to a decrease of $50,000 in the first quarter of 1997. The Company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so in seeking to so while maintaining its market share.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Measures of liquidity for the first quarter of the last two years were as follows:


(Dollars in millions)                        1st Quarter
----------------------                    ------------------

                                            1998      1997
                                           ------    ------
  Working capital  (1)                      29.7      $22.2

  Unused lines of revolving credit (2)      39.0       18.4

  Current ratio  (1)                        1.46       1.32


     (1)  Includes add-back of gross LIFO reserve.

     (2) Represents unused amount under the five year $45.0 million revolving credit agreement.

During the first thirteen weeks of fiscal 1998, the Company's working capital (includes the add-back of the gross LIFO reserve) increased $2,021,000 from the Company's fiscal year end on August 30, 1997. The working capital ratio was 1.46 to 1 at the end of this quarter compared to 1.46 to 1 at August 30, 1997 and 1.32 to 1 at November 30, 1997. Borrowings under the Company's Revolving Credit Agreements increased slightly, primarily to finance inventory increases for the holiday season as well as capital expenditures.

The funds required by the Company on a continuing basis for both working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through institutional lenders. The Company is not aware of any trends, demands, commitments or uncertainties which will result or which are reasonably likely to result in a material change in the Company's liquidity. During the first quarter of 1998 the Company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $8,000,000, with $6,000,000 being outstanding as of the end of the quarter.

The Company, in a previous filing, disclosed its intention to allow employee purchases of Company stock in its 401(k) salary deferral plan. The Company has subsequently decided against allowing such purchases in the plan.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)

CASH FLOWS FROM OPERATING ACTIVITIES

Cash provided by operating activities decreased approximately $157,000 from $1,729,000 to $1,572,000 for the comparative thirteen week period. This decrease is primarily attributable to the smaller increase in accounts payables and accrued liabilities as compared to the same period in fiscal 1997 which was partially offset by the increase in depreciation and income.

CASH FLOWS FROM INVESTING ACTIVITIES

During the first thirteen weeks of 1998, the Company used $2,315,000 of cash in investing activities. This compares to $4,891,000 used in the thirteen weeks of 1997, a result of decreased expenditures for property and equipment in 1998 versus 1997.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash provided by financing activities during the thirteen weeks of 1998 was $1,209,000 which compares to cash provided of $4,751,000 during the thirteen weeks of 1997. The decrease was due to a decrease in net borrowings during the period compared to a year earlier.

YEAR 2000 MODIFICATIONS

The Company is in the process of making all modifications to its computer systems deemed to be necessary by management to account for and report business transactions beginning on January 1, 2000. Furthermore, the Company expects that all such modifications, including the pre-testing of systems, to be completed by the end of the current calendar year (1998). The Company does not anticipate any material issues related to the Year 2000 modifications.


CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical facts, all matters discussed in this report which are forward looking involve risks and uncertainties. A number of factors could adversely affect future results, liquidity and capital resources. These factors include, but are not limited to, competitive pressures from other major supermarket operators, including entry of new competitive stores in the Company's market, the level of discounting by competitors, the stability of distribution incentives from suppliers, economic conditions in the Company's primary markets and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. Although management believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted.

Item 4 - Results of votes of security holders

     (a) The Annual Meeting of Shareholders of Seaway Food Town, Inc. as held on January 8, 1998.

     (b) The election of the Directors previously nominated and as set forth in the Proxy Statement of December 12, 1997, which is incorporated herein by reference, was by the following vote:

                                        Shares         Shares voted
                                        Voted FOR      AUTHORITY TO VOTE
                                                         WITHHELD

          Thomas M. O'Donnell           3,608,673            3,876

          Richard K. Ransom             3,606,273            6,276

          Joel A. Levine                3,607,641            4,908


     (c) Pursuant to the proposal set forth in the Proxy Statement of December 12, 1997, which is incorporated herein by reference, approval of Ernst & Young, LLP as independent auditors for the fiscal year ending August 29, 1998 was by the following vote:

          Shares voted FOR              3,606,046

          Shares voted AUTHORITY TO
          VOTE WITHHELD                     3,040

          Shares voted AGAINST              3,463


     (d) Pursuant to the proposal set forth in the Proxy Statement of December 12, 1997, which is incorporated herein by reference, approval of the proposal to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 6,000,000 (six million) to 12,000,000 (twelve million):

          Shares voted FOR              3,273,544

          Shares voted AUTHORITY TO
          VOTE WITHHELD                     8,068

          Shares voted AGAINST            330,937


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


                                               SEAWAY FOOD TOWN, INC.
                                               Registrant





Date  January 12, 1998                        By  /s/ Richard B. Iott
                                                   Richard B. Iott,
                                                   President and Chief
                                                     Executive Officer




Date  January 12, 1998                        By /s/ Waldo E. Yeager
                                                    Waldo E. Yeager,
                                                    Chief Financial Officer,
                                                      Treasurer