Form 10-Q
period 1998-02-28
SEAWAY FOOD TOWN INC
filed 1998-04-10
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                                      20549

                                    FORM 10 Q
(Mark One)

( X )   Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended February 28, 1998 Commission File number 0-80.

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

                Class                         Outstanding at April 9, 1998
        Common stock, without par                  4,432,627 shares
        value (stated value $2.00 per share)

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

                    PART I. FINANCIAL INFORMATION (CONTINUED)

                        Consolidated Statements of Income

                         (Thousands of Dollars - Except
                        Average Share and Per-Share Data)
                              Thirteen Weeks Ended       Twenty-Six Weeks Ended
                             February 28,   March 1,      February 28,   March 1,
                                1998          1997           1998         1997
                              ----------    ----------     -----------    ----------
Net Sales                     $159,935        $155,871      $313,887      $303,822
Cost of merchandise sold       117,850         115,930       231,284       226,289
                              -----------   -----------    -----------    -----------
Gross profit                    42,085          39,941        82,603        77,533
Selling, general and
  administrative expenses       38,035          36,322        75,649        71,618
                              -----------     -----------   -----------   -----------
Operating profit                 4,050           3,619         6,954         5,915

Interest expense                  (965)           (965)       (1,971)       (1,941)
Other income - net                 242             502           520           883
                              -----------     -----------   -----------   -----------
Income before income taxes       3,327           3,156         5,503         4,857

Provision for income taxes      (1,232)         (1,308)       (2,037)       (2,018)
                              -----------     -----------   -----------   -----------
Net income                    $  2,095        $  1,848      $  3,466      $  2,839
                              ===========     ===========   ===========   ===========
Per common share:

  Net income - basic and      $    .47        $    .42      $    .78      $    .65
    diluted                   ===========     ===========   ===========   ===========
  Dividends paid              $    .06        $   .055      $    .06      $    .11
                              ===========     ===========   ===========   ===========
Average number of shares
  outstanding - basic and     4,427,894       4,409,632     4,423,531     4,401,394
  diluted                     ===========     ===========   ===========   ===========

See notes to consolidated financial statements



                             PART I.  FINANCIAL INFORMATION (Continued)
                               Condensed Consolidated Balance Sheets
                                      (Thousands of Dollars)
                                             February 28,          August 30,
                                                   1998                 1997
                                                                       (NOTE)
ASSETS                                        ------------          -------------
Current assets:
  Cash and cash equivalents                       $ 9,315              $ 9,491
  Notes and accounts receivable                     7,540                6,945
  Less allowance for doubtful accounts               (450)                (450)
  Merchandise inventories (Note B)                 69,133               67,065
  Less LIFO reserve                               (18,334)             (18,473)
  Prepaid expenses, including deferred
    income taxes                                    5,170                4,512
                                              ------------          ------------
                                                   72,374               69,090
Other assets                                        4,380                4,831
Property and equipment:
  Cost                                            216,121              210,487
  Less accumulated depreciation and
    amortization                                 (126,354)            (119,842)
                                              ------------          ------------

  Net property and equipment                       89,767               90,645
                                              ------------          ------------
                                                 $166,521             $164,566
                                              ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $45,311             $ 44,174
  Income taxes                                        658                  935
  Accrued liabilities                              13,128               12,811
  Long-term debt due within one year                1,830                1,959
                                              ------------          ------------
    Total current liabilities                      60,927               59,879

Long-term debt                                     43,970               45,565
Deferred income taxes                               3,258                3,258
Deferred other                                      3,999                4,688
Shareholders' equity:
  Common stock                                      8,865                8,838
  Capital in excess of stated value                   228                    0
  Retained earnings                                45,274               42,338
                                              ------------          ------------
    Total shareholders' equity                     54,367               51,176
                                              ------------          ------------
                                                 $166,521             $164,566
                                              ============          ============
NOTE:  The balance sheet at August 30, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements


            PART I.  FINANCIAL INFORMATION (Continued)

           Condensed Consolidated Statements of Cash Flows
                          (Thousands of Dollars)

                                                             Twenty-Six Weeks Ended
                                                            February 28,    March 1,
                                                                1998          1997
                                                           -------------   -------------
OPERATING ACTIVITIES-net cash  provided                       $8,992           $7,105

INVESTING ACTIVITIES
  Expenditures for property and equipment                     (6,699)          (9,946)
  Proceeds from sale of property and other assets                 32               74
  Other                                                          442              858
                                                           -------------   -------------
  Net cash used in investing activities                       (6,225)          (9,014)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                     2,400           13,900
  Payments of long-term debt                                  (4,124)         (10,841)
  Payments for acquisition of common shares                      ---              (71)
  Dividends paid                                                (530)            (483)
  Decrease in deferred other                                    (689)            (505)
                                                           -------------   -------------
   Net cash provided by (used in) financing activities        (2,943)           2,000
                                                           -------------   -------------

Increase (decrease) in cash and cash equivalents                (176)              91

Cash and cash equivalents at beginning of period               9,491            9,766
                                                           -------------   -------------
Cash and cash equivalents at end of period                    $9,315           $9,857
                                                           =============   =============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Interest                                                  $1,033           $1,913
                                                           =============   =============
    Income Taxes                                              $2,314           $2,720
                                                           =============   =============








See notes to consolidated financial statements

                      Notes to Consolidated Financial Statements

Note A. Net income per common share is based on the weighted average number of shares outstanding during the periods. At February 28, 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, Earnings per Share which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company has no potentially dilutive securities in any of the periods presented, therefore, the adoption of Statement No. 128 had no effect on earnings per share.

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

                          Percentage                                            Percentage
    Percentage of          change                                Percentage of  change in
      Net Sales           in dollars                               Net Sales      dollars
   ---------------      -------------                            -------------  ----------
                         2nd Qtr.'98                              26     26    26 Weeks `98
 2nd Qtr.   2nd Qtr.     Compared to                            Weeks   Weeks  Compared to
   1998       1997       2nd Qtr.'97                             1998   1997   26 Weeks `97
 --------   --------    -------------                           ------ ------  -------------
  100.0%     100.0%          2.6%      Net sales                100.0% 100.0%      3.3%
 =======     =======       =======                              ====== ======     =====
   26.3       25.6           5.4       Gross profit              26.3   25.5        6.5
                                       Selling,general and
                                        administrative
   23.8       23.3           4.7        expense                  24.1   23.6        5.6
    2.5        2.3          11.9       Operating profit           2.2    1.9       17.6
   ( .6)      ( .6)           --       Interest expense          ( .6)  ( .6)       1.5
     .2         .3         (51.8)      Other income - net          .2     .3      (41.1)
                                       Income before income
    2.1        2.0           5.4        taxes                     1.8    1.6       13.3
                                       Provision for income
     .8         .8           (5.8)      taxes                      .7     .7         .9
  ------     ------        -------                              -----   -----     ------
    1.3        1.2          13.4       Net income                 1.1     .9       22.1
  ======     ======       ========                              =====   =====     ======


Net sales for the second quarter of 1998 were $159,935,000 or 2.6% higher than the same quarter in 1997. On a year-to-date basis, net sales were $313,887,000 or 3.3% higher than 1997. These net increases were largely attributable to increases in drugstore sales and increases in supermarket sales resulting from two additional supermarkets, one new drugstore and various remodeled locations. Sales from stores in operation both this past quarter as well as the same quarter a year ago decreased 1.11%.

Gross margins, as a percent of sales, increased .7% in the second quarter of 1998 compared to the same quarter in 1997. On a year-to-date basis, margins increased .8% over 1997. Most of these increases were attributable to increased selling margins in the retail stores.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)

As a percent of sales, selling, general and administrative expenses increased .5% during the current quarter compared to the same quarter of the prior year. Increased selling costs relating to new and remodeled locations were the principal reasons for the increases. On a year-to-date basis, costs increased .5%. These increases related to new and remodeled locations, as well as increases in various administrative expenses, especially in the Information Systems area.

The Company continues to experience a very stable labor situation.
During the first quarter of fiscal 1998, the Company reached a five year agreement in addition to the remaining one year on the expiring agreement, with its warehouse and transportation associates. This has permitted the Company to embark on a warehouse remodeling project whereby one warehouse will be closed along with increased space utilization in another, thus improving operational efficiency. The Company also has contracts in place with major unions relating to stores until the middle of 1999.

Interest expense was comparable with the same quarter of 1997. On a year-to-date basis interest costs have increased $30,000. Slightly higher interest rates on reduced borrowings accounted for this increase.

Other income - net decreased $260,000 resulting primarily from a decrease in miscellaneous income categories and a decrease in gains on asset disposals. On a year-to-date basis other income - net decreased $363,000 due to a gain in asset disposals in 1997, versus a loss in 1998, along with decreases in miscellaneous other income categories.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect. The percentage decrease in second quarter 1998 compared to 1997 is due mainly to the implementation of various tax planning strategies. An effective tax rate of 37% was used in this past quarter versus a rate of 41.4% for the second quarter of fiscal 1997.

Net income for the quarter was $2,095,000 ($.47 per common share) which compares to $1,848,000 ($.42 per common share) for the same quarter last year. On a current trailing four quarters' basis, net income was $7,039,000 ($1.58 per common share) compared to $6,412,000 ($1.46 per common share) for the prior four quarters, a 9.8% increase. . The Company expects its fiscal 1998 third quarter net income to be comparable with its fiscal 1997 third quarter.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)

IMPACT OF INFLATION

Inflation increases the Company's major costs, inventory and labor. The Company's provisions for LIFO inventories for the past quarter has resulted in a decrease in cost of sales of $53,000 in the second quarter of 1998 compared to a increase of $113,000 in the second quarter of 1997. The Company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so in seeking to so while maintaining its market share.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Measures of liquidity for the second quarter of the last two years were as follows:


    (Dollars in millions)              2nd Qtr. 1998  2nd Qtr. 1997
   ----------------------                --------        --------
   Working capital  (1)                    $29.8          $23.3

   Unused lines of revolving credit         42.1           16.1

   Current ratio  (1)                       1.49           1.37

 (1)  Includes add-back of gross LIFO reserve.


During the first twenty-six weeks of fiscal 1998, the Company's working capital (includes the add-back of the gross LIFO reserve) increased $2,097,000 from the Company's fiscal year end on August 30, 1997.
The working capital ratio was 1.49 to 1 at the end of this quarter compared to 1.46 to 1 at August 30, 1997 and 1.37 to 1 at March 1, 1997. Borrowings under the Company's Revolving Credit Agreements decreased, mainly due to the Senior Note placement in August, 1997 and decreased capital expenditures.


The funds required by the Company on a continuing basis for both working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through institutional lenders. The Company is not aware of any trends, demands, commitments or uncertainties which will result or which are reasonably likely to result in a material change in the Company's liquidity. During the second quarter of 1998 the Company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $8,000,000, with $2,900,000 being outstanding as of the end of the quarter.

          Management's Discussion and Analysis of Financial Condition
                       and Results of Operations (continued)


CASH FLOWS FROM OPERATING ACTIVITIES

Cash provided by operating activities increased approximately $1,887,000 from $7,105,000 to $8,992,000 for the comparative twenty-six week period. This increase is primarily attributable to the increases in net income this quarter compared to the same period a year earlier.

CASH FLOWS FROM INVESTING ACTIVITIES

During the first twenty-six weeks of 1998, the Company used $6,225,000 of cash in investing activities. This compares to $9,014,000 used in the twenty-six weeks of 1997, a result of decreased expenditures for property and equipment in 1998 versus 1997. Expenditures for 1998 are slightly below the Company's $20,000,000 forecast for the year.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows from financing activities during the twenty-six weeks of 1998 were $2,943,000 used which compares to $2,000,000 provided during the twenty-six weeks of 1997. The decrease was due to a decrease in net borrowings during the period compared to a year earlier.

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




                                        /s/ Richard B. Iott
                                         Signature
                                         Richard B. Iott, President and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          SEAWAY FOOD TOWN, INC.
                                          Registrant





Date  April 9, 1998                     By /s/ Richard B. Iott
                                           Richard B. Iott, President
                                            and Chief Executive Officer




Date  April 9, 1998                     By /s/ Waldo E. Yeager
                                           Waldo E. Yeager,
                                           Chief Financial Officer,
                                              Treasurer