Form 10-Q
period 1998-05-30
SEAWAY FOOD TOWN INC
filed 1998-07-14
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10 Q
(Mark One)

( X )   Quarterly Report Pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934

For the quarterly period ended May 30, 1998 Commission File number 0-80.

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

            Class                         Outstanding at July 9, 1998
        Common stock, without par                  6,648,927 shares
        value (stated value $2.00 per share)

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


                    PART I. FINANCIAL INFORMATION (CONTINUED)

                       Consolidated Statements of Income

                          (Thousands of Dollars - Except
                         Average Share and Per-Share Data)

                             Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                             May 30,       May 31,   May 30,       May 31,
                               1998          1997      1998          1997
                            ----------  ----------  ----------  ----------

Net Sales                   $154,557    $151,284    $468,444    $455,106
Cost of merchandise sold     113,621     112,003     344,905     338,292
                            ----------  ----------  ----------  ----------
Gross profit                  40,936      39,281     123,539     116,814
Selling, general and
  administrative expenses     37,796      36,215     113,445     107,833
                            ----------  ----------  ----------  ----------
Operating profit               3,140       3,066      10,094       8,981
Interest expense                (967)       (920)     (2,938)     (2,861)

Other income - net               529         360       1,049       1,243
                            ----------  ----------  ----------  ----------
Income before income taxes     2,702       2,506       8,205       7,363

Provision for income taxes    (1,004)       (905)     (3,401)     (2,923)
                            ----------  ----------  ----------  ----------
Net income                  $  1,698    $  1,601    $  5,164    $  4,440
                            ==========  ==========  ==========  ==========
Per common share:

  Net income - basic and
    diluted                 $    .26    $    .24    $    .78    $    .67
                            ==========  ==========  ==========  ==========
  Dividends paid            $    .04    $    .04    $    .12    $    .12
                            ==========  ==========  ==========  ==========
Average number of shares
  outstanding - basic and
  diluted                   6,648,927   6,628,944   6,639,840   6,602,091
                            ==========  ==========  ==========  ==========

See notes to consolidated financial statements



                    PART I.  FINANCIAL INFORMATION (Continued)
                     Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)
                                                May 30,        August 30,
                                                  1998            1997
                                                                 (NOTE)
ASSETS                                       ----------        ----------
Current assets:
  Cash and cash equivalents                  $  8,589          $  9,491
  Income tax recoverable                          305                 0
  Notes and accounts receivable                 8,570             6,945
  Less allowance for doubtful accounts           (450)             (450)
  Merchandise inventories (Note B)             69,999            67,065
  Less LIFO reserve                           (18,134)          (18,473)
  Prepaid expenses, including deferred
  income taxes                                  4,861             4,512
                                             ----------        ----------
                                               73,740            69,090
Other assets                                    4,078             4,831
Property and equipment:
  Cost                                        218,960           210,487
  Less accumulated depreciation and
    amortization                             (127,473)         (119,842)
                                             ----------        ----------
  Net property and equipment                   91,487            90,645
                                             ----------        ----------
                                             $169,305          $164,566
                                             ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $ 47,915          $ 44,174
  Income taxes                                    ---               935
  Accrued liabilities                          14,156            12,811
  Long-term debt due within one year            1,490             1,959
                                             ----------        ----------
    Total current liabilities                  63,561            59,879

Long-term debt                                 42,940            45,565
Deferred income taxes                           3,258             3,258
Deferred other                                  3,747             4,688
Shareholders' equity:
  Common stock                                 13,298             8,838
  Capital in excess of stated value                 0                 0
  Retained earnings                            42,501            42,338
                                             ----------        ----------
    Total shareholders' equity                 55,799            51,176
                                             ----------        ----------
                                             $169,305          $164,566
                                             ==========        ==========
NOTE:  The balance sheet at August 30, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements


                    PART I.  FINANCIAL INFORMATION (Continued)

                 Condensed Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                                      Thirty-Nine Weeks Ended
                                                       May 30,       May 31,
                                                          1998          1997
                                                      ----------    ----------
OPERATING ACTIVITIES-net cash  provided               $ 14,535      $  9,068

INVESTING ACTIVITIES
  Expenditures for property and equipment              (11,907)      (15,785)
  Proceeds from sale of property and other assets          577           103
  Cash paid to acquire business                            ---        (2,110)
  Other                                                    750         1,035
                                                      ----------    ----------
  Net cash used in investing activities                (10,580)      (16,757)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt               2,500        15,300
  Payments of long-term debt                            (5,594)      (11,427)
  Payments for acquisition of common shares                ---           (77)
  Dividends paid                                          (796)         (748)
  Decrease in deferred other                              (967)       (4,777)
                                                      ----------    ----------
  Net cash provided by (used in) financing activities   (4,857)        7,825
                                                      ----------    ----------

Increase (decrease) in cash and cash equivalents          (902)          136

Cash and cash equivalents at beginning of period         9,491         9,766

                                                      ----------    ----------
Cash and cash equivalents at end of period            $  8,589      $  9,902
                                                      ==========    ==========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Interest                                          $  2,264      $  2,654
                                                      ==========    ==========
    Income Taxes                                      $  4,281      $  4,667
                                                      ==========    ==========









See notes to consolidated financial statements

                    	Notes to Consolidated Financial Statements

Note A.	Net income per common share is based on the weighted average
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

        On April 9, 1998, the Board of Directors authorized a three for two stock split, payable on May 6, 1998 to shareholders of record on April 21, 1998. Accordingly, all per share and share data have been restated to reflect the stock split.

        On April 10, 1997, the Board of Directors authorized a two for one stock split, payable on May 7, 1997 to shareholders of record on April 22, 1997. Accordingly, all per share and share data have been restated to reflect the stock split.

        Financial Accounting Standards Board Statement No. 131 -- Segments, will be applicable for fiscal 1999. This statement dictates the use of a management approach to report financial and descriptive information about the Company's operating segments. The impact on the Company has not been determined.

Note B.	Meat, produce and pharmacy inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. All other merchandise inventories (including store inventories which are determined by the retail inventory method) are valued at the lower of cost using, the last-in, first-out (LIFO method, or market.

Note C.	Effective May 20, 1997, the Company acquired two supermarkets in
        Michigan for $2,100,000. The acquisition was accounted for under the purchase method of accounting.

          Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain income statement components expressed as a percentage of net sales and the year-to-year percentage changes in such components.



                     Percentage                                    Percentage
  Percentage of       change                        Percentage of   change in
    Net Sales        in dollars                      Net Sales       dollars
  ---------------  ------------                     --------------- ----------
                   3rd Qtr.'98                      39      39     39 Weeks'98
3rd Qtr. 3rd Qtr.  Compared to                      Weeks   Weeks   Compared to
  1998    1997     3rd Qtr.'97                      1998    1997   39 Weeks'97
-------- --------  -----------                      ------  ------ ------------
100.0%   100.0%        2.2%    Net sales            100.0%  100.0%      2.9%
======== ========    =======                        ======  ======     ======
 26.5     26.0         4.2     Gross profit          26.4    25.7       5.8
                               Selling,general and
                                administrative
 24.5     23.9         4.4      expense              24.2    23.7       5.2
  2.0      2.1         2.4     Operating profit       2.2     2.0      12.4
   .6       .6         5.1     Interest expense        .6      .6       2.7
   .3       .2        46.9     Other income - net      .2      .2     (15.6)
                               Income before income
  1.7      1.7         7.8      taxes                 1.8     1.6      11.4
                               Provision for income
  .6        .6        10.9      taxes                  .7      .6       4.0
-------- -------    -------                         -------  -------   ------
 1.1       1.1         6.0     Net income             1.1     1.0      16.3
======== =======    =======                         =======  =======   ======


Net sales for the third quarter of 1998 were $154,557,000 or 2.2% higher than the same quarter in 1997. On a year-to-date basis, net sales were $468,444,000 or 2.9% higher than 1997. These net increases were largely attributable to increases in supermarket and drugstore sales resulting from two additional supermarkets, one new drugstore and various remodeled locations. Sales from stores in operation both this past quarter as well as the same quarter a year ago decreased slightly by 0.3%.

Subsequent to the end of Third Quarter, 1998, the Company completed major remodeling projects in Bucyrus, and Findlay, Ohio. Customer response since the remodeling has been excellent, confirmed by an increased level of sales activity. The company has acquired a new supermarket location in Adrian, Michigan, a 55,000 square foot store which is expected to open by late fall 1998. Two major remodels of existing stores located in Norwalk and Mansfield, Ohio are expected to be completed by October, 1998. In addition, the Company expects to complete negotiations within the next 30 days on the acquisitions of two supermarkets within the Company's marketing area. Efforts are continuing in seeking additional store acquisitions within the Company's existing trading area. Additional revenues can be expected from

          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

this activity as early as in the Company's First Quarter, 1999. With respect to acquisitions, the Company expects all to immediately accrete to earnings.

Gross margins, as a percent of sales, increased .5% in the third quarter of 1998 compared to the same quarter in 1997. On a year-to-date basis, margins increased .7% over 1997. Most of these increases were attributable to increased selling margins in the retail stores.

As a percent of sales, selling, general and administrative expenses increased .6% during the current quarter compared to the same quarter of the prior year. Increased selling costs relating to new and remodeled locations were the principal reasons for the increases. On a year-to-date basis, costs increased .5%. These increases related to new and remodeled locations, as well as increases in various administrative expenses, especially in the Information Systems area.

The Company continues to experience a very stable labor situation.
During the first quarter of fiscal 1998, the Company reached a five year agreement in addition to the remaining one year on the expiring agreement, with its warehouse and transportation associates. This has permitted the Company to embark on a warehouse remodeling project whereby one warehouse will be closed along with increased space utilization in another, thus improving operational efficiency. The Company also has contracts in place with major unions relating to its store employees until the middle of 1999.

Interest expense in the current quarter was $47,000 higher than for the same quarter of 1997. On a year-to-date basis interest costs have increased $77,000. Slightly higher interest rates on reduced borrowings accounted for this increase.

Other income - net increased $287,000 resulting primarily from $767,000 of gain on sale of land and a warehouse facility offset by a $500,000 expense from a lease termination. The Company terminated this lease arrangement with Maumee Associates related to construction of a new store after conducting an updated market survey. Director Richard K. Ransom is a 20% owner of Maumee Associates. On a year-to-date basis other income - net decreased $194,000 due to the gains and lease termination, along with decreases in miscellaneous other income categories.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect. An effective tax rate of 37% was used in this past quarter versus a rate of 36% for the third quarter of fiscal 1997. On a year-to-date basis for 1998 a rate of 37% was used compared to 39.7% for 1997. The percentage decrease on a year-to-date basis is due mainly to the implementation of various tax planning strategies.

          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net income for the quarter was $1,698,000 ($.26 per common share) which compares to $1,601,000 ($.24 per common share) for the same quarter last year. On a current trailing four quarters' basis, net income was $7,136,000 ($1.08 per common share) compared to $6,866,000 ($1.04 per common share) for the prior four quarters, a 3.9% increase. While we expect the environment to remain challenging in the fourth quarter, we should start to see our performance improve in the first quarter of fiscal 1999 as a result of several recent iniatives noted earlier in this report.

Impact of Inflation

Inflation increases the Company's major costs, inventory and labor. The Company's provisions for LIFO inventories for the past quarter has resulted in a decrease in cost of sales of $200,000 in the third quarter of 1998 compared to a increase of $101,000 in the third quarter of 1997. The Company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so in seeking to maintain its market share.


LIQUIDITY AND CAPITAL RESOURCES

Overview

Measures of liquidity for the third quarter of the last two years were as follows:

(Dollars in millions)                            3rd Qtr. 1998   3rd Qtr. 1997
---------------------                            -------------   -------------
Working capital  (1)                                   28,313          27,234

Unused lines of revolving credit                         42.0            14.7

Current ratio  (1)                                       1.45            1.43

	(1) 	Includes add-back of gross LIFO reserve.


During the thirty-nine weeks of fiscal 1998, the Company's working capital (includes the add-back of the gross LIFO reserve) increased $629,000 from the Company's fiscal year end on August 30, 1997. The working capital ratio was 1.45 to 1 at the end of this quarter compared to 1.46 to 1 at August 30, 1997 and 1.43 to 1 at May 31, 1997.
Borrowings under the Company's Revolving Credit Agreements decreased, mainly due to the Senior Note placement in August, 1997 and decreased capital expenditures.

          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The funds required by the Company on a continuing basis for both working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through institutional lenders. The Company is not aware of any trends, demands, commitments or uncertainties which will result or which are reasonably likely to result in a material change in the Company's liquidity. During the third quarter of 1998 the Company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $6,400,000, with $3,000,000 being outstanding as of the end of the quarter.


Cash Flows from Operating Activities

Cash provided by operating activities increased approximately $5,467,000 from $9,068,000 to $14,535,000 for the comparative thirty-nine week period. This increase is attributable to the increase in net income compared to the same period a year earlier, along with an increase in accounts payable and decreases in notes and accounts receivable and merchandise inventories.

Cash Flows from Investing Activities

During the thirty-nine weeks of 1998, the Company used $10,580,000 of cash in investing activities, this compared to $16,757,000 used in the thirty-nine weeks of 1997 resulting from decreased expenditures for property and equipment in 1998 versus 1997. Expenditures for 1998 are slightly below the Company's $18,000,000 forecast for the year.

Cash Flows from Financing Activities

Cash flows used by financing activities during the thirty-nine weeks of 1998 were $4,857,000 which compares to $7,825,000 provided during the thirty-nine weeks of 1997. The decrease was due to a decrease in net borrowings during the period compared to a year earlier, along with a decrease in deferred other.

Year 2000 Modifications

The Company has completed its assessment and is in the process of making all modifications to its computer systems deemed to be necessary by management to account for and report business transactions beginning on January 1, 2000. Furthermore, the Company expects that all such modifications, including the pre-testing of systems, to be completed by no later than the end of March, 1999. Costs for outside assistance with the Company's Year 2000 modifications are not expected to be material. The Company has been assisted by an outside consultant to review its plan and progress being made with the necessary

          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



modifications. The Company does not anticipate any material issues related to the Year 2000 modifications.

Cautionary Statement for Purposes of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Except for historical facts, all matters discussed in this report which are forward looking involve risks and uncertainties. A number of factors could adversely affect future results, liquidity and capital resources. These factors include, but are not limited to, competitive pressures from other major supermarket operators, including entry of new competitive stores in the Company's market, the level of discounting by competitors, the stability of distribution incentives from suppliers, economic conditions in the Company's primary markets and other uncertanities detailed from time to time in the Company's Securities and Exchange Commission filings. Although management believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted.

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


                                            SEAWAY FOOD TOWN, INC.
                                            Registrant




                                           /s/ Richard B. Iott
Date  July 9, 1998             	By ___________________________
                                           Richard B. Iott, President
                                           and Chief Executive Officer



                                           /s/ Waldo E. Yeager
Date  July 9, 1998                By ____________________________
                           	             Waldo E. Yeager,
                                           Chief Financial Officer,
                                           Treasurer