Form 10-Q/A
period 1998-05-30
SEAWAY FOOD TOWN INC
filed 1998-07-21
CIK 88296


                    PART I. FINANCIAL INFORMATION (CONTINUED)

                       Consolidated Statements of Income

                          (Thousands of Dollars - Except
                         Average Share and Per-Share Data)

                             Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                             May 30,       May 31,   May 30,       May 31,
                               1998          1997      1998          1997
                            ----------  ----------  ----------  ----------

Net Sales                   $154,557    $151,284    $468,444    $455,106
Cost of merchandise sold     113,621     112,003     344,905     338,292
                            ----------  ----------  ----------  ----------
Gross profit                  40,936      39,281     123,539     116,814
Selling, general and
  administrative expenses     37,796      36,215     113,445     107,833
                            ----------  ----------  ----------  ----------
Operating profit               3,140       3,066      10,094       8,981
Interest expense                (967)       (920)     (2,938)     (2,861)

Other income - net               529         360       1,049       1,243
                            ----------  ----------  ----------  ----------
Income before income taxes     2,702       2,506       8,205       7,363

Provision for income taxes    (1,004)       (905)     (3,041)     (2,923)
                            ----------  ----------  ----------  ----------
Net income                  $  1,698    $  1,601    $  5,164    $  4,440
                            ==========  ==========  ==========  ==========
Per common share:

  Net income - basic and    $    .26    $    .24    $    .78    $    .67
    diluted                 ==========  ==========  ==========  ==========
  Dividends paid            $    .04    $    .04    $    .12    $    .12
                            ==========  ==========  ==========  ==========
Average number of shares
  outstanding - basic and   6,648,927   6,628,944   6,639,840   6,602,091
  diluted                   ==========  ==========  ==========  ==========

See notes to consolidated financial statements


                    PART I.  FINANCIAL INFORMATION (Continued)

                 Condensed Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                                      Thirty-Nine Weeks Ended
                                                       May 30,       May 31,
                                                          1998          1997
                                                      ----------    ----------
OPERATING ACTIVITIES-net cash  provided               $ 14,535      $  9,068

INVESTING ACTIVITIES
  Expenditures for property and equipment              (11,907)      (15,785)
  Proceeds from sale of property and other assets          577           103
  Cash paid to acquire business                            ---        (2,110)
  Other                                                    750         1,035
                                                      ----------    ----------
  Net cash used in investing activities                (10,580)      (16,757)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt               2,500        15,300
  Payments of long-term debt                            (5,594)      (11,427)
  Payments for acquisition of common shares                ---           (77)
  Dividends paid                                          (796)         (748)
  Increase (decrease) in deferred other                   (967)        4,777
                                                      ----------    ----------
  Net cash provided by (used in) financing activities   (4,857)        7,825
                                                      ----------    ----------

Increase (decrease) in cash and cash equivalents          (902)          136

Cash and cash equivalents at beginning of period         9,491         9,766

                                                      ----------    ----------
Cash and cash equivalents at end of period            $  8,589      $  9,902
                                                      ==========    ==========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Interest                                          $  2,264      $  2,654
                                                      ==========    ==========
    Income Taxes                                      $  4,281      $  4,667
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


                                            SEAWAY FOOD TOWN, INC.
                                            Registrant




                                           /s/ Richard B. Iott
Date  July 20, 1998             	By ___________________________
                                           Richard B. Iott, President
                                           and Chief Executive Officer



                                           /s/ Waldo E. Yeager
Date  July 20, 1998                By ____________________________
                           	             Waldo E. Yeager,
                                           Chief Financial Officer,
                                           Treasurer