Form 10-K
period 1998-08-29
SEAWAY FOOD TOWN INC
filed 1998-11-25
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10 K
                                   (Mark One)
(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the Fiscal Year ended August 29, 1998

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

                                      (  )

The aggregate market value of voting stock held by non-affiliates of the registrant is approximately $72,890,595 as of November 13, 1998.

The number of shares outstanding of the issuer's classes of common stock as of the November 13, 1998.

   Common stock, without par       6,648,928 shares
   value (stated value $2.00
   per share)

                      Documents Incorporated by Reference

Parts II and IV  Portions of the Annual Report to Shareholders of
                 Seaway Food Town, Inc., for the year ended August 29, 1998 (Annual Report) are filed as Exhibit 13 and are incorporated by reference into Parts II and IV.

Part III Portions of the Seaway Food Town, Inc. Proxy Statement, for the annual shareholders meeting to be held January 7, 1999 are incorporated by reference into part III.









                           Page 2 of 2 of Cover Page

                                    3
                                  PART I
Item 1.   Business

     Seaway Food Town was founded in 1948 and incorporated in 1957 and is a leading regional supermarket chain located predominantly in northwest and central Ohio and southeast Michigan. Beginning in 1986, the Company began adding deep discount drugstores to its chain. The merchandise sold in these stores is similar to that sold in a conventional supermarket but with a greater emphasis on non-food items and package size of such items. At year end, the Company operated 14 Food Town Supermarkets, 30 Food Town Plus Supermarkets,
1 Kash N Karry Supermarket, and 25 deep discount drugstores under the name of the Pharm.

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

     The Company employs approximately 2,405 employees on a full-time basis and 2,447 on a part-time basis.

Item 2.   Properties

     The Company leases 47 of its stores (3 of which are accounted for as capital leases) and certain other facilities and equipment under leases generally for fifteen years, although some are for shorter as well as longer periods. The Company owns 23 stores and a relatively large distribution center (approximately 477,174 square feet) which includes offices, warehousing and shipping facilities, located in Maumee, Ohio.
It also owns a 133,000 square foot warehouse in Toledo, Ohio which is used as a satellite facility and houses health and beauty aids and general merchandise operations. The Company believes that its physical facilities, both leased and owned, are suitable and adequate for the intended uses and purposes.

          At August 29, 1998, the approximate undepreciated cost of real property subject to mortgages was $11,986,000 and the approximate undepreciated cost of real property subject to capital lease obligations was $2,455,000.

                                    4
Item 3.   Legal Proceedings.

          There are no significant legal proceedings pending.

Item 4.   Submission of matters to a vote of Security Holders.

     No matters have been submitted to a vote of security holders since the Annual Meeting held January 8, 1998.


                                    PART II

Item 5. Market for registrant's common equity and related security holder matters.

     Information with respect to the market for the registrant's common stock and related security holder matters on page 41 of Exhibit (13) filed hereunder is incorporated herein by reference.

Item 6.   Selected financial data.

     The five year summary of selected financial data on page 20 of Exhibit (13) filed hereunder is incorporated herein by reference.

Item 7. Management's discussion and analysis of financial condition and results of operations.

     Management's discussion and analysis of financial condition and results of operations included on pages 22 through 28 of Exhibit (13) filed hereunder is incorporated herein by reference.

Item 8.   Financial statements and supplementary data.

     The consolidated financial statements and report of independent auditors on pages shown below of Exhibit (13) filed hereunder are incorporated herein by reference.

                                                       Page(s)
     Financial Highlights                                  21
     Report of Independent Auditors                        29
     Consolidated Statements of Income                     30
     Consolidated Balance Sheets                         31 - 32
     Consolidated Statements of Cash Flows                 33
     Consolidated Statements of Shareholders' Equity       34
     Notes to Consolidated Financial Statements          35 - 40

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

     There have been no disagreements on accounting and financial disclosure matters reported on Form 8-K during the fiscal years ended August 29, 1998 and August 30, 1997.

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

     (1) The following consolidated financial statements of Seaway Food Town, Inc. and its subsidiaries, included on pages 29 - 40 of Exhibit (13) filed hereunder are incorporated by reference in
          Item 8.

          Report of Independent Auditors

          Consolidated statements of Income - Years ended
          August 29, 1998, August 30, 1997, and August 31, 1996.

          Consolidated balance sheets at August 29, 1998 and August 30, 1997

          Consolidated statements of cash flows - Years ended August 29, 1998, August 30, 1997, and August 31, 1996.

          Consolidated statements of shareholders' equity - Years ended August 29, 1998, August 30, 1997, and August 31, 1996.

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

b.)  Reports on Form 8-K.

     No reports on Form 8-K were required to be filed for the three months ended August 29, 1998.

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

                    In addition we are filing, herewith, a copy of the Amendment to the Articles of Incorporation filed with the Secretary of State of Ohio, May 18, 1998.

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

            13 - Portions of the 1998 Annual Report to Shareholders (to the extent incorporated by reference hereunder.)

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

                                SEAWAY FOOD TOWN, INC.
                                    (Registrant)

                                By  /s/ Richard B. Iott
Date   November 13, 1998          Richard B. Iott, President, CEO & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                By  /s/ Wallace D. Iott
Date  November 13, 1998           Wallace D. Iott, Chairman of the Board
                                   & Director

                                By  /s/ Waldo E. Yeager
Date  November 13, 1998           Waldo E. Yeager,  Director
                                  (Chief Financial Officer and
                                   Treasurer)

                                By  /s/ Thomas M. O'Donnell
Date  November 13, 1998           Thomas M. O'Donnell, Director

                                By  /s/ David J. Walrod
Date  November 13, 1998           David J. Walrod, Director

                                By  /s/ Richard K. Ransom
Date  November 13, 1998           Richard K. Ransom, Director

                                By  /s/ Joel A. Levine
Date  November 13, 1998           Joel A. Levine, Director

                                By  /s/ Eugene R. Wos
Date  November 13, 1998           Eugene R. Wos, Director

                                By  /s/ W. Geoffrey Lyden
Date  November 13, 1998           W. Geoffrey Lyden, Director

                                    9

                            SEAWAY FOOD TOWN, INC.
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
      Years Ended August 29, 1998, August 30, 1997, and August 31, 1996




                           Charge
              Balance at  (credit)   Charged                 Balance
              beginning   to costs      to     Deductions   at end of
              of period      and      other       from        period
                          expenses   accounts    reserves

Allowance
for doubtful
accounts:

  1998       $ 450,000     $ 11,428     ---      $ 11,428 (A)  $ 450,000
             =========     ========   =====      ============  =========

  1997       $ 450,000     $  8,511     ---      $  8,511 (A)  $ 450,000
             =========     ========   =====      ============  =========

  1996       $ 450,000     $ 18,398     ---      $ 19,398 (A)  $ 450,000
             =========     ========   =====      ============  =========



(A) - Accounts charged off during the year, net of recoveries of accounts previously charged off.

                                    10
                                                       EXHIBIT 3

                       AMENDED ARTICLES OF INCORPORATION
                                       OF
                             SEAWAY FOOD TOWN, INC.

FIRST:   The name of said Corporation shall be SEAWAY FOOD TOWN, INC.

SECOND:   The place in the State of  Ohio where its principal office is located is the City of  Maumee. Lucas County.

THIRD:   The purposes of the Corporation are:
     1. To conduct, own, lease, manage and operate supermarkets, restaurants, and general mercantile businesses at wholesale and retail, and to buy, sell, produce and deal in all kinds of groceries, sundries, canned foods, confectionery, vegetables, fruits, meats, fish, beverages, food products, milk products, bakery products, and all other articles used and sold in the grocery, baking, meat, supermarket, restaurant and general mercantile business.

     2. To take, lease, purchase or otherwise acquire, and to own, use, hold, sell, convey, exchange, lease, mortgage, work, improve, develop, and otherwise handle, deal in and dispose of real estate, real property, and any interest or right therein.

     3. To manufacture, purchase, or otherwise acquire, sell, assign and transfer, exchange or otherwise dispose of, and to invest, trade, deal in or deal with goods, wares, merchandise and personal property of every class and description.

     4. To purchase, acquire, hold, mortgage, pledge, hypothecate, loan
     money upon, exchange,   sell and  otherwise deal  in personal  property
     and  real property  of  every   kind,  character  and   description
     whatsoever and wheresoever situated, and any interest therein.

     5. To acquire by purchase, subscription, underwriting, participation in syndicates or otherwise, and to hold, own, sell, exchange, pledge, hypothecate or otherwise dispose of shares of stock, bonds, mortgages, debentures,trust receipts, participation certificates, certificates of beneficial interest, notes and other securities, obligations contracts, choises in action, and evidences of indebtedness generally, or interests therein, of any corporations, associations, firms, trusts, persons, governments, states, municipalities and other organizations: to receive, collect and dispose of interest, dividends and income upon, of or from any of the foregoing; to exercise any and all rights and privileges of individual ownership or interest in obligations, including the right to vote thereon for any and all purposes, and to do any and all acts and things for the preservation, protection, improvement and enhancement in value thereof; and to aid, by loan, subsidy, guarantee or otherwise those issuing, creating or responsible for same.

     Each purpose specified in any clause or paragraph of this Article is an independent purpose and shall not be limited or restricted by reference to or inference from the terms of any other clause or paragraph of these Amended Articles of Incorporation.

     The Corporation reserves the right substantially to change its purposes. If a change of purposes is authorized by the vote now or hereafter required by statute, dissenting shareholders shall not have the appraisal or payment rights provided by the Corporation Code of Ohio for dissenting shareholders.

FOURTH:    The number  of shares  which the  Corporation is  authorized to have outstanding is 12,300,000, consisting of 12,000,000 Common Shares, without par value ("Common Shares") and 300,000 Serial Preferred Shares, without par value ("Serial Preferred Shares").

     The shares of such classes shall have the following express terms:

                                     DIVISION A

                           Express Terms of Common Shares

     The Common Shares shall be subject to the express terms of the Serial Preferred Shares and any series thereof. Each Common Share shall be equal to every other Common Share. The holders of Common Shares shall be entitled to one vote for each such share upon all matters presented to shareholders, except those matters presented to the holders of Serial Preferred Shares for voting thereon as a class.

                                     DIVISION B

                      Express Terms of Serial Preferred Shares

Section 1. Serial Preferred Shares may be issued from time to time in one or more series. All Serial Preferred Shares shall be of equal rank and shall be identical, except in respect of the matters that may be fixed by the Board of Directors as hereinafter provided, and each share of each series shall be identical with all other shares of such series, except as to the date from which dividends are cumulative.

     Subject to the provisions of Sections 2 to 6, inclusive, of this Division B, which provisions shall apply to all Serial Preferred Shares, the Board of Directors hereby is authorized to cause Serial Preferred Shares to be issued in one or more series and with respect to each such series prior to the issuance thereof to fix:

     (a) The designation of the series, which may be by distinguishing number, letter or title.

     (b) The number of shares of the series, which number the Board of Directors may (except where otherwise provided in the creation of the series) increase or decrease (but not below the number of shares thereof then outstanding).

     (c)  The annual dividend rate of the series.

     (d) The dates at which dividends, if declared, shall be payable, and the dates from which dividends shall be cumulative.

     (e) The redemption rights and price or prices, if any, for shares of the series.

     (f) The terms and amount of any sinking fund provided for the purchase or redemption of shares of the series.

     (g) The amounts payable on shares of the series in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation.

     (h) Whether the shares of the series shall be convertible into Common Shares, and, if so, the conversion price or prices, any adjustments thereof, and all other terms and conditions upon which such conversion may be made.

     (i) Restrictions (in addition to those set forth in Section 6(b) of this Division) on the issuance of shares of the same series or of any other class or series.

     The Board of Directors is authorized to adopt from time to time amendments to the Amended Articles of Incorporation fixing, with respect to each such series, the matters described in clauses (a) to (i), inclusive, of this Section 1.

Section 2. The holders of Serial Preferred Shares of each series, in preference to the holders of Common Shares and of any other class of shares ranking junior to the Serial Preferred Shares, shall be entitled to receive out of any funds legally available and when and as declared by the Board of Directors dividends in cash at the rate for such series fixed in accordance with the provisions of Section 1 of this Division B, payable quarterly on the dates fixed for such series. No dividends may be paid upon or declared or set apart for any of the Serial Preferred Shares for any quarterly dividend period unless at the same time a like proportionate dividend for the same quarterly dividend period, ratably in proportion to the respective annual dividend rates fixed therefor, shall be paid upon or declared or set apart for all Serial Preferred Shares of all series then issued and outstanding and entitled to receive such dividend.

Section 3. (a) Subject to the express terms of each series and to the provisions of Section 6(b)(iii) of this Division B, the Corporation may from time to time redeem all or any part of the Serial Preferred Shares of any series at the time outstanding (i) at the option of the Board of Directors at the applicable redemption price for such series fixed in accordance with the provisions of Section 1 of this Division B, or (ii) in fulfillment of the requirement of any sinking fund provided for shares of such series at the applicable sinking fund redemption price, fixed in accordance with the provisions of Section 1 of this Division B, together in each case with an amount equal to all dividends accrued and unpaid thereon (whether or not such dividends shall have been earned or declared) to the redemption date.

(b) Notice of every such redemption shall be mailed, postage prepaid, to the holders of record of the Serial Preferred Shares to be redeemed at their respective addresses then appearing on the books of the Corporation, not less than 30 days nor more than 60 days prior to the date fixed for such redemption. At any time before or after notice has been given as above provided, the Corporation may deposit the aggregate redemption price of the Serial Preferred Shares to be redeemed with any bank or trust company in Cleveland, Ohio, or Toledo, Ohio, having capital and surplus of more than $5,000,000, named in such notice, and direct that such deposited amount be paid to the respective holders of the Serial Preferred Shares so to be redeemed, in amounts equal to the redemption price of all Serial Preferred Shares so to be redeemed, on surrender of the share certificate or certificates held by such holders. Upon the making of such deposit such holders shall cease to be shareholders with respect to such shares, and after such notice shall have been given and such deposit shall have been made such holders shall have no interest in or claim against the Corporation with respect to such shares except only to receive such money from such bank or trust company without interest or the right to exercise, before the redemption date, any unexpired privileges of conversion. In case less than all of the outstanding Serial Preferred Shares are to be redeemed, the Corporation shall select pro rata or by lot the shares so to be redeemed in such manner as shall be prescribed by its Board of Directors.

     If the holders of Serial Preferred Shares which shall have been called for redemption shall not, within six years after such deposit, claim the amount deposited for the redemption thereof, any such bank or trust company shall, upon demand, pay over to the Corporation such unclaimed amounts and thereupon such bank or trust company and the Corporation shall be
relieved  of   all responsibility in respect thereof and to such holders.

(c) Any Serial Preferred Shares which are redeemed by the Corporation pursuant to the provisions of this Section 3 and any Serial Preferred Shares which are purchased and delivered in satisfaction of any sinking fund requirements provided for shares of such series and any Serial Preferred Shares which are converted in accordance with the express terms thereof shall be canceled and not reissued. Any Serial Preferred Shares otherwise acquired by the Corporation shall resume the status of authorized and unissued Serial Preferred Shares without serial designation.

Section 4. (a) The holders of Serial Preferred Shares of any series shall, in case of liquidation, dissolution or winding up of the affairs of the Corporation, be entitled to receive in full out of the assets of the Corporation, including its capital, before any amount shall be paid or distributed among the holders of the Common Shares or any shares ranking junior to the Serial Preferred Shares, the amounts fixed with respect to shares of such series in accordance with Section 1 of this Division B, plus an amount equal to all dividends accrued and unpaid thereon (whether or not such dividends shall have been earned or declared) to the date of payment of the amount due pursuant to such liquidation, dissolution or winding up of the affairs of the Corporation. In case the net assets of the

Corporation legally available therefor are insufficient to permit the payment upon all outstanding Serial Preferred Shares and any shares ranking on a parity therewith of the full preferential amount to which they are respectively entitled, then such net assets shall be distributed ratably upon outstanding Serial Preferred Shares and any shares ranking on a parity therewith in proportion to the full preferential amount to which each such share is entitled.

     After  payment  to  holders  of  Serial   Preferred  Shares  of the full
preferential amounts as aforesaid, holders of Serial Preferred Shares as such shall have no right or claim to any of the remaining assets of the Corporation.

(b) The merger or consolidation of the Corporation into or with any other corporation, or the merger of any other corporation into it, or the sale, lease or conveyance of all or substantially all the property or business of the Corporation, shall not be deemed to be a dissolution, liquidation or winding up for the purposes of this Section 4.

Section 5. (a) The holders of Serial Preferred Shares shall be entitled to one vote for each share; and, except as otherwise provided herein or required by law, the holders of Serial Preferred Shares and the holders
of Common  Shares shall vote together as one class  on all matters.   No
adjustment of the voting rights of holders of Serial Preferred Shares shall be made for an increase or decrease in the number of Common Shares authorized or issued or for share splits or combinations of the Common Shares or for share dividends on any class of shares payable solely in Common Shares.

     If, and so often as, the Corporation shall be in default in dividends in an amount equivalent to six full quarterly dividends on any series of Serial Preferred Shares at the time outstanding, whether or not earned or declared, the holders of Serial Preferred Shares of all series, voting separately as a class and in addition to all other rights to vote for Directors, shall be entitled to elect, as herein provided, two members of the Board of Directors of the Corporation; provided, however, that the holders of Serial Preferred Shares shall not have or exercise such special class voting rights except at meetings of the shareholders for the election of Directors at which the holders of not less than 45% of the outstanding Serial Preferred Shares of all series then outstanding are present in person or by proxy; and provided further that the special class voting rights provided for herein when the same shall have become vested shall remain so vested until all accrued and unpaid dividends on the Serial Preferred Shares of all series then outstanding shall have been paid, whereupon the holders of Serial Preferred Shares shall be divested of their special class voting rights in respect of subsequent elections of Directors, subject to the revesting of such special class voting rights in the event hereinabove specified in this paragraph.

     In the event of default entitling the holders of Serial Preferred Shares to elect two Directors as above specified, a special meeting of the shareholders for the purpose of electing such Directors shall be called by the Secretary of the Corporation upon written request of, or may be called by, the holders of record of at least 15% of the Serial Preferred Shares of all series at the time outstanding, and notice thereof shall be given in the same manner as that required for the annual meeting of shareholders; provided, however, that the Corporation shall not be required to call such special meeting if the annual meeting of shareholders shall be held within

90 days after the date of receipt of the foregoing written request from the holders of Serial Preferred Shares. At any meeting at which the holders of Serial Preferred Shares shall be entitled to elect Directors, the holders of 45% of the then outstanding Serial Preferred Shares of all series, present in person or by proxy, shall be sufficient to constitute a quorum, and the vote of the holders of a majority of such shares so present at any such meeting at which there shall be such a quorum shall be sufficient to elect the members of the Board of Directors which the holders of Serial Preferred Shares are entitled to elect as hereinabove provided.

     The two Directors who may be elected by the holders of Serial Preferred Shares pursuant to the foregoing provisions shall be in addition to any other Directors then in office or proposed to be elected otherwise than pursuant to such provisions, and nothing in such provisions shall prevent any change otherwise permitted in the total number of Directors of the Corporation or require the resignation of any Director elected otherwise than pursuant to such provisions.

(b) The affirmative vote of the holders of at least a majority of the Serial Preferred Shares at the time outstanding, given in person or by proxy at a meeting called for the purpose at which the holders of Serial Preferred Shares shall vote separately as a class, shall be necessary to effect any one or more of the following (but so far as the holders of Serial Preferred Shares are concerned, such action may be effected with such vote):

     (i) Any amendment, alteration or repeal of any of the provisions of the Amended Articles of Incorporation or of the Code of Regulations of the Corporation which affects adversely the voting powers, rights or preferences of the holders of Serial Preferred Shares; provided, however, that, for the purpose of this clause
          (i) only, neither the amendment of the Amended Articles of Incorporation so as to authorize or create, or to increase the authorized or outstanding amount of, Serial Preferred Shares or of any shares of any class ranking on a parity with or junior to the Serial Preferred Shares, nor the amendment
          of  the provisions  of the  Code of  Regulations   so as  to
          increase the number of Directors of the Corporation, shall be deemed to affect adversely the voting powers, rights or preferences of the holders of Serial Preferred Shares; and provided further, that if such amendment, alteration or repeal affects adversely the rights or preferences of one or more but not all series of Serial Preferred Shares at the time outstanding, only the vote of the holders of at least a majority of the number of the shares at the time outstanding of the series so affected shall be required;

     (ii) The authorization or creation of, or the increase in the authorized amount of, any shares of any class, or any security convertible into shares of any class, ranking prior to the Serial Preferred Shares;

    (iii) The purchase or redemption (for sinking fund purposes or otherwise) of less than all of the Serial Preferred Shares then outstanding except in accordance with a share purchase offer made to all holders of record of Serial Preferred Shares, unless all dividends upon all Serial Preferred Shares then outstanding for all previous quarterly dividend periods shall have been declared and paid or funds therefor set apart and all accrued sinking fund obligations applicable thereto shall have been complied with;

     (iv) The consolidation of the Corporation with or its merger into any other corporation unless the corporation resulting from such consolidation or merger will have after such consolidation or merger no class of shares either authorized or outstanding ranking prior to or on a parity with the Serial Preferred Shares except the same number of shares ranking prior to or on a parity with the Serial Preferred Shares and having the same rights and preferences as the shares of the Corporation authorized and outstanding immediately preceding such consolidation or merger, and each holder of Serial Preferred Shares immediately preceding such consolidation or merger shall receive the same number of shares, with the same rights and preferences, of the resulting corporation; or

     (v) The authorization of any shares ranking on a parity with the Serial Preferred Shares or an increase in the authorized number of Serial Preferred Shares.

Section 6.  For the purpose of this Division B:

     Whenever reference is made to shares "ranking prior to the Serial Preferred Shares" or "on a parity with the Serial Preferred Shares", such reference shall mean and include all shares of the Corporation in respect of which the rights of the holders thereof as to the payment of dividends or as to distributions in the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the corporation are given preference over, or rank on an equality with (as the case may be) the rights of the holders of Serial Preferred Shares; and whenever reference is made to shares "ranking junior to the Serial Preferred Shares", such reference shall mean and include all shares of the Corporation in respect of which the rights of the holders thereof as to the payment of dividends and as to distributions in the event of a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation are junior and subordinate to the rights of the holders of Serial Preferred Shares.

FIFTH: Section 1. Except as provided in Section 2 of this Article FIFTH, notwithstanding any provision of the Ohio Revised Code now or hereafter in force requiring for any purpose the vote, consent, waiver or release of the holders of shares entitling them to exercise two-thirds, or any other proportion of the voting power of the Corporation or classes of shares thereof, such action, unless otherwise expressly required by Statute or by these Amended Articles of Incorporation, may be taken by the vote, consent, waiver or release of the holders of shares entitling them to exercise a majority of the voting power of the corporation of such class or classes.

     Section 2. Any merger or consolidation of the Corporation with or into any other corporation, any dissolution, or any sale, lease, exchange or other disposition of all or substantially all of the assets of the Corporation to or with any other corporation, person or entity, shall require the affirmative vote of the holders of at least two-thirds of each class or classes of the outstanding shares of capital stock of the Corporation issued and outstanding and entitled to vote. The provisions of this Section 2 of Article FIFTH shall not apply to any transaction described in the preceding sentence which has been approved by resolution unanimously adopted by the Board of Directors of the Corporation at a meeting at which a quorum is present.

     The Board of Directors of the Corporation shall have the power and duty to determine for the purposes of this Article FIFTH, on the basis of information then known to it, whether any sale, lease, exchange or other disposition of part of the assets of the Corporation
     involves substantially all the assets  of the Corporation.   Any such
     determination by the Board shall be conclusive and binding for all purposes of this Article FIFTH.

     This Section 2 of Article FIFTH may not be amended or rescinded except by the affirmative vote of the holders of at least two-thirds of each class or classes of the outstanding shares of capital stock of the Corporation issued and outstanding and entitled to vote, at any regular or special meeting of the shareholders if notice of the proposed alteration or amendment be contained in the notice of the meeting.

SIXTH:   Except as otherwise expressly provided herein, no shareholder of the
     Corporation shall by reason of his holding shares of any class have any pre-emptive or preferential right to purchase or subscribe to any shares of any class of the Corporation, now or hereafter authorized, or any notes, debentures, bonds or other securities convertible into or carrying options or warrants to purchase shares of any class, now or hereafter authorized, whether or not the issuance of any such shares, or such notes, debentures, bonds or other securities, would affect adversely the dividend or voting rights of such shareholder, and the Board of Directors may issue shares of any class of the Corporation, or any notes, debentures, bonds, or other securities convertible into or carrying options or warrants to purchase shares of any class, without offering any such shares of any class, either in whole or in part, to the existing shareholders of any class; provided, however, that the Board of Directors may, in its discretion, grant such preferential subscription rights at such price and upon such other terms and conditions as it may determine.

SEVENTH:   The Board of Directors is hereby authorized to fix and determine and to vary the amount of working capital of the Corporation, to determine whether any, and, if any, what part, of its surplus, however created or arising, shall be used or disposed of or declared in dividends or paid to shareholders, and, without action by shareholders, to use and apply such surplus, or any part thereof, at any time or from time to time, in the purchase or acquisition of shares of any class, voting trust certificates and shares, bonds, debentures,
     notes,  scrip,  warrants,   obligations, evidences of indebtedness  of
     the corporation or other securities of the corporation to such extent or amount and in such manner and upon such terms as the Board of Directors shall deem expedient.

EIGHTH:   (a) A Director or officer shall not be disqualified from dealing or contracting with the Corporation as vendor, purchaser, employee, agent or otherwise; nor shall any transaction or contract or act of the Corporation be void or voidable or in any way affected or invalidated by the fact that any director or officer, or any firm of which any director or officer is a member, or any corporation of which any director or officer is a shareholder, director or officer is in any way interested in such transaction or contract or act, provided the fact that such director or officer, or such firm, or such corporation is so interested shall be disclosed or shall be known to the Board of Directors or such members thereof as shall be present at any meeting of the Board of Directors at which action upon any such contract or transaction or act shall be taken; nor shall any such director or officer be accountable or responsible to the Corporation for or in respect to any such transaction or contract or act of the Corporation or for any gains or profits realized by him by reason of the fact that he, or any firm of which he is a member, or any corporation of which he is a shareholder, director or officer is interested in such transaction or contract or act; and any such director or officer may be counted in determining the existence of a quorum at any meeting of the Board of Directors of the Corporation which shall authorize or take action in respect to any such contract, or transaction, or act, and may vote to authorize, ratify, or approve any such contract or transaction or act, with like force and effect as if he, or any firm of which he is a member, or any corporation of which he is a shareholder, director or officer were not interested in such transaction or contract or act.

     (b) Every person who is or has been a director or officer of the Corporation shall be indemnified by it against expenses and liabilities reasonably incurred by him in connection with either (1) any action, suit or proceeding to which he may be a party defendant, or (2) any claim of liability asserted against him, by reason of his having been director or officer of the Corporation. Without limitation, the term "expenses" shall include any amount paid or agreed to be paid in satisfaction of a judgment or in settlement of a judgment or claim of liability other than any amount paid or agreed to be paid to the Corporation itself. The Corporation shall not, however, indemnify any director or officer in respect to matters as to which he shall be finally adjudged liable for negligence or misconduct in the performance of his duties as such director or officer, nor, in the case of a settlement, unless such settlement shall be found to be in the interest of the Corporation (1) by the court having jurisdiction of the action, suit or proceeding against such director or officer or of a suit involving his right to indemnification, or (2) by a majority of the directors of the Corporation then in office other than those involved (whether or not such majority constitutes a quorum), or, if there are not at least two directors of the Corporation then in office other than those involved, by a majority of a  committee (selected by the Board  of Directors)  of three or more shareholders of the Corporation who are not directors or officers; provided that such indemnity in case of a settlement shall not be allowed by such directors or committee of shareholders unless it is found by independent legal counsel that
       such settlement   is  reasonable  in  amount  and  in  the  interest
       of the Corporation.    The  foregoing right  of  indemnification  shall
       not be exclusive of any other rights to which any such director or officer may be entitled under any regulations, agreement, or vote of shareholders, or to which any such director or officer may be entitled as a matter of law; and the foregoing right of indemnification shall inure to the benefit of the heirs, executors and administrators of any such director or officer.

NINTH: These Amended Articles of Incorporation supersede and take the place of the existing Articles of Incorporation, and all amendments thereto and thereof.

                                           20

                                                            EXHIBIT (13)

                     PORTIONS OF THE 1998 ANNUAL REPORT TO SHAREHOLDERS
                                   SEAWAY FOOD TOWN, INC.
                        FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                   (Dollars in thousands except share and per share data)
Fiscal Year Ended               1998     1997   1996(1)    1995     1994

CONSOLIDATED SUMMARY OF
OPERATIONS
Net sales                     $625,178 $608,373 $597,462 $559,244  $546,193
Cost of merchandise sold  (2)  465,797  455,631  449,498  422,145   412,927
                              -------- -------- -------- --------  --------
Gross profit                   159,381  152,742  147,964  137,099   133,266
Selling, general and
administrative
  Expenses  (2)                144,671  138,890  134,180  126,402   125,366
                              -------- -------- -------- --------  --------
Operating profit                14,710   13,852   13,784   10,697     7,900
Interest expense - net          (3,835)  (3,760)  (4,302)  (4,409)   (4,367)
Other income - net                 167      509      (46)     907       193
                              -------- -------- -------- --------  --------
Income before income taxes,
  extraordinary item and
  cumulative effect             11,042   10,601    9,436    7,195     3,726
Provision for income taxes       4,058   4,189    3,931     2,715     1,288
                              -------- -------- -------- --------  --------
Income before extraordinary
  item and Cumulative effect     6,984   6,412    5,505     4,480     2,438
Extraordinary item (3)              --      --       --        --      (123)
Cumulative effect of change in
  Accounting (4)                    --      --       --        --      (256)
                              -------- -------- -------- --------  --------
Net income                      $6,984 $ 6,412  $ 5,505  $  4,480  $  2,059
                              ======== ======== ======== ========  ========
PER COMMON SHARE DATA  (5)
Income before extraordinary
 and cumulative effect basic
 and diluted                   $  1.05 $   .97  $   .83  $    .68  $    .35
Net income - basic and diluted    1.05     .97      .83       .68       .30
Cash dividends                     .16     .15      .13       .13       .12
Book value                        8.62    7.72     6.89      6.19      5.59
YEAR END POSITION
Total assets                  $168,663 $164,566 $155,465 $154,001   $155,203
Property and equipment - net    93,975   90,645   85,004   84,000     85,346
Net working capital             13,562    9,211    3,281    6,086      8,937
Long-term debt                  47,966   45,565   42,715   48,399     55,060
Shareholders' equity            57,353   51,176   45,453   40,731     37,585
FINANCIAL RATIOS
Income before extraordinary
  item and cumulative effect
  as a percent of sales           1.12%    1.05%     .92%     .80%       .45%
Current ratio                   1.24:1    1.15:1   1.05:1   1.11:1     1.16:1
Long-term debt to equity ratio   .84:1     .89:1    .94:1   1.19:1     1.46:1
OTHER DATA
Weighted average shares outstanding
  - basic and diluted (5)    6,642,112 6,615,470 6,592,983 6,589,929 6,920,943
Net cash provided by
  operations                   $16,732   $15,153   $24,524   $19,829   $16,183
Property and equipment
  additions                     19,822    19,537    15,071    13,698    12,681
Depreciation and amortization   14,986    14,441    13,502    12,551    12,311
LIFO charge (credit) included
  in cost of merchandise sold     (148)      364       (47)      581       (18)
Associates at year end           4,852     5,051     4,472     4,551     4,500
Stores in operation                 70        69        66        66        66

Notes: (1) 53 week year; (2) Advertising expense was reclassified from selling, general and administrative expenses to cost of merchandise sold in 1994 through 1997 to conform to the 1998 presentation. (3) Loss from early extinguishment of debt,less applicable income taxes; (4) Reflects adoption of Statement of Financial Accounting Standards No. 109 "Accounting for income taxes". (5) The weighted average shares outstanding and all per common share amounts have been adjusted retroactively for the May, 1997 two-for-one stock split and the May, 1998 three-for-two stock split.

                                            21

                                   SEAWAY FOOD TOWN, INC.
                                    FINANCIAL HIGHLIGHTS
                        (Dollars in thousands, except per share data)
                                           1998         1997      1996 (1)
                                       --------     --------     ---------
RESULTS OF OPERATIONS
Net sales                              $625,178     $608,373      $597,462
Operating profit                         14,710       13,852        13,784
Income before income taxes               11,042       10,601         9,436
Net income                                6,984        6,412         5,505
  Per common share - basic and
   diluted (2)                             1.05          .97           .83
  Percent of sales                        1.12%        1.05%          .92%
  Percent of shareholders' equity        12.18%       12.53%        12.11%
Cash dividends per common share (2)  $      .16   $      .15    $      .13


OTHER FINANCIAL INFORMATION

Total assets                           $168,663     $164,566      $155,465
Property and equipment additions         19,822       19,537        15,071
Depreciation and amortization            14,986       14,441        13,502
Long-term debt                           47,966       45,565        42,715
Shareholders' equity                     57,353       51,176        45,453
Book value per common share (2)            8.62         7.72          6.89
Effective tax rate                        36.8%        39.5%         41.7%
Weighted average shares outstanding
  - basic and dilued (2)              6,642,112    6,615,470     6,592,983
Number of stores in operation,               70           69            66
at year end
NASDAQ National Market Price Range   21 - 11 1/4  17 1/3 - 6  6 1/4 - 5 1/8

(1) 53 week year
(2) The weighted average shares outstanding and all per common share amounts have been adjusted retroactively for the May, 1998 three-for-two stock split and the May, 1997 two-for-one stock split.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     At year end, the Company operated forty-five retail supermarkets under the names of Food Town, Food Town Plus and Kash N Karry, as well as twenty-five discount drugstores under the name of The Pharm within an area of about 150 miles from the Company's Maumee, Ohio (Toledo area) headquarters. All stores are located in northwest and central Ohio and southeast
Michigan. The Company also has extensive warehousing and distribution facilities located in the Toledo area to support its operations.

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

                                                       Percentage change
Percentage of Net Sales                                  From prior year
1998    1997    1996                                    Compared Compared
52 wks. 52 wks. 53 wks.                                  to 1997  to 1996
------- ------- -------                                 -------- --------
100.0%  100.0% 100.0%     Net sales                        2.8%      1.8%
 25.5%   25.1   24.8      Gross profit                     4.3       3.2
                          Selling, general and
 23.1    22.8   22.5        administrative                 4.2       3.5
  2.4     2.3    2.3      Operating profit                 6.2        .5
   .6      .6     .7      Interest expense - net           2.0     -12.6
   .0      .1     .0      Other income - net             -67.2   -1206.5
  1.8     1.8    1.6      Income  before  income taxes     4.2      12.3
   .7      .7     .7      Provision  for  income taxes    -3.1       6.6
  1.1     1.1     .9      Net income                       8.9      16.5


The following table details the number and format of the Company-operated stores as of the end of each respective fiscal year:

                                    1998  1997   1996
                                    ----- -----  -----
Food Town Supermarkets:
  Conventional Food Town Stores      14     17     18
  Food Town Plus Stores              30     27     25
  Kash N Karry                        1     --     --
                                   ----- -----  -----
  Total Supermarkets                 45     44     43

The Pharm Drugstores                 25     25     23
                                   ----- -----  -----
Total Retail Stores                  70     69     66


     During 1998 the Company opened a new supermarket which operates in a everyday low priced, limited assortment format. This store, operating under the Kash N Karry banner, was converted from a conventional
supermarket format which  closed late in  fiscal 1997.   In  addition, the
Company converted three conventional supermarkets into Food Town Plus stores which offers a greatly expanded variety of products and services. At the end of the fiscal year the Company's total stores' square footage was 2,597,000, a 1.6% increase from a year earlier.

     During 1997 the Company opened five new stores, including an expanded Plus store with a greatly enlarged food court, two Pharms and two
newly  acquired conventional supermarkets.   One  of the  two  new Pharms  was
converted from a conventional supermarket. During 1997, the Company's total store square footage increased 8.6% from the end of fiscal 1996. All stores operate predominately in northwest and central Ohio and southeast Michigan.

Net Sales

   Consolidated net sales increased 2.8% in 1998 in comparison to 1997 and increased 1.8% in 1997 in comparison to 1996. Fiscal 1996 includes 53 weeks. After adjusting for the effect of the extra week in 1996, sales were 3.8% higher in 1997 than in 1996. The dollar increase in sales from 1997 to
1998 was due  to increased sales in  the drugstores  and supermarkets.   The
dollar increase in sales from 1996 to 1997 was largely due to increased sales in the drug stores. The Company had 64 comparable stores (including replacement supermarkets and format conversions) in operation throughout the three year period of 1998, 1997, and 1996. Those comparable store sales increased 0.2% in 1998 compared to 1997 and 1.7% in 1997 compared to 1996.

Gross Profit

     The gross profit percentage increased from 25.1% in 1997 to 25.5% in 1998. During 1998 margins continued to improve with the implementation of certain new merchandising strategies both in the supermarkets and in the
drugstores.   In 1997, gross  profits  increased  slightly  in  both  the supermarkets and the drugstores compared to 1996, from 24.8% to 25.1%. Advertising expense was reclassified from selling, general and administrative expenses to cost of merchandise sold for 1996 and 1997 to conform to the 1998 presentation.

Selling, General and Administrative Expenses

     In 1998, selling, general and administrative expenses increased by $5.8 million, an increase of .3% as a percentage of sales from 22.8% to 23.1%. This dollar increase in 1998 compared to 1997 was attributable
principally to  wage expense,  supply   costs,  occupancy   costs,  repairs
and maintenance, and depreciation on equipment, legal fees and information technology expenses. In 1997, selling, general and administrative expenses increased by $4.7 million, an increase of .3% as a percentage of sales. This dollar increase in 1997 compared to 1996 was attributable principally to retail store wage expense, utility costs, supply costs, and depreciation on equipment offset somewhat by a decrease in repairs and maintenance.

Operating Profit

     Operating profit (earnings from operations before interest, other income and income taxes) was $14.7 million or 2.4% of net sales for 1998 and $13.9 million or 2.3% for 1997. As a percentage of net sales, operating profit was 2.3% in 1997 and 1996.

Interest Expense

     Interest expense increased by $75,000 in 1998. This increase resulted from increased borrowings offset somewhat by lower borrowing rates throughout 1998. Interest expense decreased slightly by $542,000 in 1997 compared to 1996 due to lower borrowing rates. The approximate weighted average interest rate on long-term debt as of the end of the year was 7.65% in 1998 versus 7.78% in 1997 and 7.79% in 1996.

Other Income - Net

     Net other income decreased $342,000 in 1998 over fiscal 1997. Other income in 1998 included a net gain of $484,000 from the disposition of assets throughout the year offset by a loss of $500,000 on a lease termination, plus decreases of $259,000 in miscellaneous other income.

     Net other income increased $555,000 in 1997 over 1996. Other income in 1996 included a net loss of $277,000 from the disposition of assets throughout the year. Other income in 1997 included $84,000 in net gains
from the disposal  of assets as well as   approximately $149,000 of  increases
in miscellaneous  other income as compared to 1996.

Income Taxes

     The effective income tax rates for 1998, 1997, and 1996, were 36.8%, 39.5%, and 41.7%, respectively. The effective state and local income tax rate in 1998 was 3.4% which was down from 3.5% in 1997 and 6.2% in 1996.
During 1998 and 1997 certain corporate organizational changes were implemented which resulted in lower state and local income taxes. The
Company expects to continue to benefit from the lower income tax rate in the upcoming fiscal year.

Net Income and Income per Common Share

     Net income increased by 8.9% in 1998 to $6,984,000 or 1.1% of sales, a dollar increase of $572,000 from the 1997 net income of $6,412,000. Net income per common share in 1998 was $1.05 per share as compared to $.97 per share in 1997, an increase of 8.2%. These increases are the result of increased sales and increased gross margins. Net income increased 16.5% in 1997 to $6,412,000, an increase of $907,000 over the 1996 net income of $5,505,000 due, in part, to the extra week in 1996. Net income per common share in 1997 was $.97 as compared to $.83 per share in 1996. It is estimated that the extra week in the fiscal 1996 reporting period added approximately $642,000 (or $.15 per common share) to the Company's reported net income. All per share calculations have been adjusted retroactively for the May, 1998 three-for-two stock split and the May, 1997 two-for-one stock split.

Impact of Inflation

     Inflation increases the Company's major costs, inventory and labor. Because of the high inventory turnover in the food and drug retailing industry and the Company's use of the last-in, first-out (LIFO) valuation method for a majority of its inventory, the impact of inflation is normally reflected very quickly in the results of operations. The food and drug retailing industry has experienced little or no food inflation over the
last three  years.    The Company's provisions for  LIFO inventories for  the
past three years decreased cost of sales by $148,000 in 1998, increased cost of sales by $364,000 in 1997, and decreased cost of sales by $47,000 in 1996. The Company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining its market share.

CAPITAL RESOURCES AND LIQUIDITY

Overview

     Measures of liquidity for each of the last three years were as follows:

(Dollars in millions)                   1998        1997       1996
                                    ---------   ---------  ---------
Working capital  (1)                    $31.9       $27.7      $21.4

Unused lines of revolving credit        $36.7       $41.4      $20.0 (2)

Current ratio  (1)                  1.56 to 1   1.46 to 1  1.35 to 1

     (1)Includes add-back of gross LIFO reserve.

     (2)$30.0 million under the new 5-year revolving credit agreement closed subsequent to the end of 1996.

     Management believes that the Company is maintaining a strong capital structure.

     In late September, 1996, the Company closed on a five year, $45.0 million revolving credit agreement with three banks which permit the Company to borrow at lower interest rates than under the former two year agreement. Covenants under the new agreement are the same or slightly less restrictive.

     The Company's revolving credit agreement represents a continuing source of capital which is available to provide working capital, finance capital additions as well as the early extinguishment of certain long-term debt.
On August  28, 1997, the  Company  closed  a  15-year,  $25.0  million  senior
unsecured  debt agreement with  an insurance  company.   As a  result of
this transaction, the Company was using only $3.6 million of its $45.0 million revolving credit as of the end of 1997, and $8.3 million at the end of fiscal 1998. The Company has sufficient sources of capital for its future expansion and growth plans.

     In October, 1994, the Company authorized the repurchase of 200,000 shares of the Company's stock on the open market or from private sources, at market prices. From the date of that authorization through the month of October, 1998, the Company has repurchased 104,443 shares, all of which occurred prior to the May, 1997 two-for-one stock split. Authorized, but unissued shares have been and may continue to be used by the Company for corporate purposes, including the funding of its annual contribution to its 401(k) plan.

     The Company merged its Employee's Stock Ownership Plan (ESOP)into its 401(k) salary deferral plan effective January 1, 1998. The stock contributions previously made by the Company to the ESOP will be made to the 401(k). Also, the Company anticipates amending the 401(k) so that, effective on January 1, 1999, employees will have the option of investing a portion of their 401(k) salary deferral in Company Stock. If an employee chooses that option, the Company will make certain matching contributions of Company Stock to the employee's 401(k) account.

     At the January, 1998 Annual Meeting, shareholders approved an amendment to the Articles of Incorporation increasing authorized stock from
6,000,000  to 12,000,000 shares.   This  will  ensure the  availability
of stock  for  future capital needs.

Cash Flows from Operating Activities

     Cash provided by operating activities in 1998 was $16.7 million, an increase of $1.5 million from the $15.2 million provided in 1997. This increase was primarily related to lower increases in merchandise inventories as well as increases in net income, depreciation and amortization.

     Cash provided by operating activities in 1997 was $15.2 million, a
decrease of $9.3 million  from the $24.5  million provided in  1996.   This
decrease was primarily attributable to the increases in net income and depreciation and amortization, offset by increases in merchandise inventories and notes and accounts receivables.

Cash Flows from Investing Activities

     Cash used in investing activities was $16.7 million in 1998, a decrease of $3.5 million from the $20.2 million provided in 1997. This decrease is attributable to a decrease in the expenditures for property and equipment.

     Cash used in investing activities was $20.2 million in 1997, an increase
of $6.4 million  from  the $13.8  million  expended in  1996.   This  increase
was primarily attributable to an increase in the expenditures for property and equipment, most of which was spent on two new supermarkets, one new Plus store, and several store remodel projects.

     The total retail store square footage increased by approximately 41,065 square feet in 1998. The Company continues to maintain a high level
of  store remodel activity to keep  its retailing facilities   up to date and
to  continue attracting new customers and hold existing customers.

Cash Flows from Financing Activities

     Cash used in financing activities was  $.5 million in 1998, a net
decrease of $5.3 million from the $4.8  million provided in 1997.   This
decrease is  the result of a decrease in deferred other.   During 1998 the
Company received $7.8 million in proceeds from borrowings against the Company's revolving credit agreement. In 1997, the Company received $40.3 million from borrowings against the Company's revolving credit agreement
and  new  senior  unsecured   debt agreement.   This compares  to $7.2
million  received in  1996, most  of  which related to the revolving credit
agreement.   In 1998, the Company made  payments of $6.0 million on its long-
term debt as compared to $38.6 million in 1997 and $13.4 million in 1996. During all three years the Company made debt payments on its revolving credit agreement  in addition to other  regular debt payments  and the payoff
of some higher interest rate debt.   During 1998 the Company did  not
repurchase any Company common shares.

     In 1997 the Company spent $77,000 for the repurchasing of Company common shares, a decrease of $225,000 from its expenditures in 1996.

1999 Capital Program

     Total capital expenditures are expected to approximate $20.0 million in 1999, primarily for new and expanded store construction within the Company's existing marketing area. The Company continues to maintain a high
priority  in keeping its stores in  a modern, attractive condition.   This is
implemented by periodically reviewing all stores with the thought of providing the Company's customers within the store's trading area with the best possible shopping facility. In addition, the Company continues to look for existing well operated stores which could be acquired by the Company. Therefore, the Company's plan for store construction, acquisition, remodeling and expansion is frequently reviewed and revised in light of changing conditions. The Company's ability to proceed with projects, or to complete projects during a particular period, is subject to normal construction and other delays.

     Cash provided by operations along with the remaining $36.7 million available under the existing credit agreements will be more than sufficient for financing fiscal 1999 capital additions and other business needs as well as presently scheduled maturities of long-term debt.

Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As the date changes from December 31, 1999 to January 1, 2000, many existing computer programs, if not corrected, will read the date as January 1, 1900, or otherwise incorrectly interpret the date. This may cause the computer to malfunction or to cease to function altogether. The Company has determined
that it must modify or  replace significant portions of  its software.   The
Company has broken its Year 2000 project down according to Information Technology (IT) areas such as business applications within the mainframe computer or other environments; non IT areas such as microprocessors and embedded chips in operating equipment; and third party reliance such as
banks, utility  companies and vendors.   The Company  is monitoring these
areas in four phases, consisting of assessment, remediation, testing and implementation. The state of readiness in each of these areas as well as the definition of each phase is presented below:



  Project      Assessment   Remediation     Testing        Implementation
  Segment
-----------    ----------   -----------     ----------     ---------------
IT areas:
  Mainframe    Complete     Complete        40% Complete   30% Complete

                                            Expected       Expected
                                            completion     completion
                                            date, 1/99     date, 3/99

  Other        Complete     50% Complete    30% Complete   10% Complete

                            Expected        Expected       Expected
                            completion      completion     completion
                            date, 12/98     date, 3/99     date, 9/99
==========================================================================
  Non IT       Complete     20% Complete    Not started    Not started
  areas
                            Expected        Expected       Expected
                            completion      completion     completion
                            date, 12/98     date, 2/99     date, 2/99
==========================================================================
  Third        Complete     40% Complete    Not            Not
  Parties                   Expected        applicable     applicable
                            completion
                            date, 11/99
==========================================================================

- Assessment is an inventory of IT, non-IT, and third party reliance affected by the Year 2000 issue.

- Remediation is the changes to the code, obtaining compliant vendor software or obtaining reliance from the third parties that the Year 2000 issue has been addressed.

- Testing is the test of the changes to internally developed and vendor upgraded software.

- Implementation is the rollout of the tested software into production.

     The costs of the Year 2000 project through fiscal 1998, excluding costs of internal Company employees, total $520,000 which has been charged to expense. These costs have been funded through operating cash flows. Future costs are not expected to be material.

     Management of the Company believes it has an effective program in place
to resolve the Year 2000  issue in a  timely manner.   However, the Company
cannot guarantee that it will not experience Year 2000 problems originating from its own computers or those of third parties with whom the company does business. As noted above, the Company has not yet completed all necessary
phases of the  Year 2000  program.    The  significant  risks  of  the  Year
2000 project include unsuccessful testing of code changes or vendor upgrades, failed attempts to obtain compliant vendor software, and failures on the part of crucial vendors or utility companies. Contingency plans have not been fully developed; however, the Company intends to finalize its contingency plan for these risks by December 1998.


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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Seaway Food Town, Inc.

We have audited the accompanying consolidated balance sheets of Seaway Food Town, Inc. as of August 29, 1998, and August 30, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 29, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seaway Food Town, Inc. at August 29, 1998 and August 30, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 29, 1998 in conformity with generally accepted accounting principles.







                                         /s/ Ernst & Young LLP


October 16, 1998
Toledo, Ohio

                       CONSOLIDATED STATEMENTS OF INCOME
       YEARS ENDED AUGUST 29, 1998, AUGUST 30, 1997, AND AUGUST 31, 1996
                  (Dollars in thousands, except per share data)

                                     1998        1997         1996
                                  -------     -------      -------
                                 (52 weeks)  (52 weeks)   (53 weeks)
Net sales                         $625,178    $608,373     $597,462

Cost of merchandise sold           465,797     455,631      449,498
                                  ---------   ---------    ---------
Gross profit                       159,381     152,742      147,964

Selling, general  and
  administrative expenses          144,671     138,890      134,180
                                  ---------   ---------    ---------
Operating profit                    14,710      13,852       13,784

Interest expense - net              (3,835)     (3,760)      (4,302)

Other income - net                     167         509          (46)
                                  ---------   ---------    ---------
Income before income taxes          11,042      10,601        9,436

Provision for income taxes           4,058       4,189        3,931
                                  ---------   ---------    ---------
Net income                          $6.984      $6,412       $5,505
                                  =========   =========    =========

Net income  per common share -
  basic and diluted                 $ 1.05      $  .97       $  .83
                                   =======     =======      =======



See accompanying notes

                          CONSOLIDATED BALANCE SHEETS
                      AUGUST 29, 1998 AND AUGUST 30, 1997
                 (Dollars in thousands, except per share data)

                                                      1998     1997
ASSETS                                                -----    -----
Current assets
  Cash and cash equivalents                           $8,968   $9,491

  Income tax recoverable                                 100      ---

  Notes and accounts receivable, less allowance
    of $450  for doubtful accounts                     7,674    6,495

  Merchandise inventories                             50,293   48,592

  Prepaid expenses                                     1,518    1,425

  Deferred income taxes                                2,404    3,087
                                                      -------  -------
      Total current assets                            70,957   69,090

Other assets                                           3,731    4,831

Property and equipment, at cost

  Land                                                 7,903    4,841

  Buildings and improvements                          75,019   70,991

  Leasehold improvements                              31,077   31,103

  Equipment                                          106,629  103,552
                                                     -------- --------
                                                     220,628  210,487

  Less accumulated depreciation and amortization     126,653  119,842
                                                    -------- --------
        Net property and equipment                    93,975   90,645
                                                    -------- --------
                                                    $168,663 $164,566
                                                    ======== ========
See accompanying notes


                                 CONSOLIDATED BALANCE SHEETS
                             AUGUST 29, 1998 AND AUGUST 30, 1997
                        (Dollars in thousands, except per share data)

                                                    1998       1997
                                                 -------    -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities

  Accounts payable                               $43,402    $44,174

  Income taxes                                        31        935

  Accrued liabilities:
    Insurance                                      3,374      4,195
    Payroll                                        3,195      3,181
    Taxes, other than income                       2,613      2,487
    Other                                          3,387      2,948
                                                 -------    -------
                                                  12,569     12,811

  Long-term debt due within one year               1,393      1,959
                                                 -------    -------
      Total current liabilities                   57,395     59,879

Long-term debt                                    47,966     45,565

Deferred income taxes                              2,474      3,258

Deferred other                                     3,475      4,688

Shareholders' equity
  Serial preferred stock, without par value:
    300,000 shares authorized, none issued           ---        ---

  Common stock, without par value (stated value
    $2 per share):12,000,000 shares authorized,
    6,648,928 shares outstanding (6,628,752, as
    restated, in 1997)                            13,298      8,838

  Capital in excess of stated value                  ---        ---

  Retained earnings                               44,055     42,338
                                                 -------    -------
    Total shareholders' equity                    57,353     51,176
                                                 -------    -------
                                                $168,663   $164,566
                                                 =======    =======

           See accompanying notes


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        YEARS ENDED AUGUST 29, 1998, AUGUST 30, 1997, and AUGUST 31, 1996
                                    (Dollars in thousands)
                                            1998     1997       1996
                                          --------- ---------  ---------
                                          (52 weeks)(52 weeks) (52 weeks)
Cash flows from operating activities:
    Net income                              $ 6,984   $ 6,412    $ 5,505
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization         14,986    14,441     13,502
       Provision for ESOP                       255        401       397
       Deferred income taxes                   (101)      (565)     (329)
       Equity in (income) loss of affiliates     (3)       (24)       28
       Loss (gain) on disposal of property
          and equipment                        (484)       (10)      277
       Changes in assets and liabilities
         affecting operations:
          Notes and accounts receivable      (1,179)      (582)      674
          Merchandise inventories            (1,701)    (3,518)     (326)
          Prepaid expenses                      (93)       (84)       29
          Accounts payable
             and accrued liabilities           (928)      (729)    4,270
          Income taxes                       (1,004)      (589)      497
                                             --------    -------  -------
    Net cash provided by operating
      activities                              16,732     15,153   24,524
Cash flows from investing activities:
    Expenditures for property
      and equipment                          (18,455)   (19,537) (15,017)
    Proceeds from sale of property and
      equipment                                  623        416      288
    Cash paid to acquire business                ---     (2,134)     ---
    Other                                      1,103      1,071      960
                                             --------    -------  -------
    Net cash used in investing activities    (16,729)   (20,184) (13,769)

Cash flows from financing activities:
    Proceeds from issuance of long-term debt   7,800     40,300    7,200
    Payments of long-term debt                (5,965)   (38,605) (13,377)
    Payments for acquisitions of common shares   ---        (77)    (302)
    Dividends paid                            (1,062)    (1,013)    (878)
    Increase (decrease) in deferred other     (1,299)     4,151   (1,034)
                                             --------    -------  -------
    Net cash provided by (used in)
      financing activities                      (526)     4,756   (8,391)
                                             --------    -------  -------
Increase (decrease) in cash and cash            (523)      (275)   2,364
  equivalents

Cash and cash equivalents at
    beginning of year                          9,491      9,766     7,402
                                              -------    -------    -------
Cash and cash equivalents at end of year      $8,968    $ 9,491   $ 9,766
                                              =======    =======    =======
Supplemental disclosures of cash flow
    information:

      Cash paid during the year for:
        Interest                             $ 2,931     $ 3,779   $ 4,271
        Income taxes                           5,144       5,343     3,762

Non-cash investing activities:
     During fiscal 1998 the Company exchanged real estate with a basis of
$1,367,000

See accompanying notes
</TABLE?


                              SEAWAY FOOD TOWN, INC.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         YEARS ENDED AUGUST 29, 1998, AUGUST 30, 1997, and AUGUST 31, 1996
                        (Dollars in thousands, except per share data)

                                                    Capital
                                                   in Excess            Total
                                   COMMON STOCK       of                Share-
                                -----------------    Stated Retained  holders'
                                Shares    Amounts     Value Earnings  Equity
                                -------    ------  -------  -------   -------
Balance at August 27, 1995     2,193,352  $4,387      $680  $35,664    $40,731

Net income  (53 weeks)                                        5,505      5,505

Purchase of common shares
  for Treasury                   (18,279)    (37)      (13)    (252)      (302)

Issuance of common shares
  to ESOP                         23,536      47       350                 397

Dividends paid - $.13 per share                                (878)      (878)
                               ---------- ------     -----   ------    -------
Balance at August 31, 1996     2,198,609   4,397      1,017  40,039     45,453

Net income  (52 weeks)                                        6,412      6,412

Purchase of common shares
  for Treasury                    (3,743)     (7)        (5)    (65)       (77)

Effect of stock split          2,209,584   4,419      (1,384)(3,035)       ---

Issuance of common shares
  to ESOP                         14,718      29         372               401

Dividends paid - $.15 per share                               (1,013)   (1,013)
                               ---------  ------       -----  -------  -------
Balance at August 30, 1997     4,419,168   8,838           0  42,338    51,176

Net income  (52 weeks)                                         6,984     6,984

Issuance of common shares
  to ESOP                         13,459      27         228               255

Effect of stock split          2,216,301   4,433        (228) (4,205)      ---

Dividends paid - $.16 per share                               (1,062)   (1,062)
                               ---------   -----        ----- -------   -------
Balance at August 29, 1998     6,648,928 $13,298           0 $44,055   $57,353
                               ========= =======        ===== =======  ========
</TABLE?


    See accompanying notes


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             Seaway Food Town, Inc.

1.SIGNIFICANT ACCOUNTING  POLICIES
  Business -- The business of Seaway Food Town, Inc. and its consolidated subsidiaries (the Company) consists of the sale and distribution of food, drugs, and related products, principally through supermarkets and drug-stores predominately in northwest and central Ohio and southeast Michigan.

  Basis of presentation -- The consolidated financial statements include the accounts of Seaway Food Town, Inc. and all wholly-owned subsidiaries. All amounts in the consolidated financial statements referring to shares, share prices and per share amounts have been adjusted retroactively for the May, 1998 three-for-two stock split and for the May, 1997 two-for-one stock split.

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

  Inventories -- Meat, produce, bakery and deli are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market. Approximately
  85% of the FIFO inventories are valued at the lower of cost, using the last-in, first-out (LIFO) method, or market. Inventories have been reduced by $18,325,000 and $18,473,000 at August 29, 1998 and August 30, 1997,
  respectively, from amounts which would have been reported under the FIFO method (which approximates current cost).

  Impairment of long-lived assets -- The carrying value of long-lived and intangible assets is reviewed quarterly to determine if facts and circumstances suggest that the assets may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to each asset including local market developments. If these external factors and the projected undiscounted cash flows over the remaining amortization period indicate that the asset will not be recoverable, the carrying value will be adjusted to the estimated fair value. As of August 29, 1998 the Company does not believe there is any indication that the carrying value or the amortization period of its assets needs to be adjusted.

  Depreciation and amortization -- Depreciation and amortization are provided principally under the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Capital leases not involving a purchase of the assets are amortized over the lease term.

  Advertising -- The Company expenses the costs of advertising as incurred.
  Advertising expense was $5,054,000 in  1998, $4,689,000 in 1997 and
  $4,311,000 in 1996. Advertising expenses have been recorded as cost of merchandise sold in fiscal 1998. The amounts have been reclassed from selling, general and administrative to cost of merchandise sold for each of the prior years presented.

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


  Net income per common share -- Net income per common share is based upon the weighted average number of common shares outstanding of 6,642,112 in 1998, 6,615,470 in 1997 and 6,592,983 in 1996. The Company adopted
  Statement of Financial Accounting Standards No. 128 "Earnings per Share," during fiscal 1998. There was no effect on earnings per share as a result of adoption for any periods presented, as the Company has no potentially dilutive securities.

  Reclassifications -- Certain other reclassifications were made to 1996 and 1997 balances to conform to the 1998 presentation.

  New accounting standard -- Financial Accounting Standards Board Statement,
  No. 131 -- "Segments," will be applicable for fiscal 1999. This statement dictates the use of a management approach to report financial and descriptive information about the Company's operating segments. The impact on the Company has not been determined.

2.STORE ACQUISITIONS
  Effective May 20, 1997, the Company acquired two supermarkets in Michigan for $2,134,000. The acquisition was accounted for under the purchase method of accounting. The results of operations for these stores are included in the accompanying 1997 statements of income for the period from May 20, 1997 through August 30, 1997.

3. NOTES PAYABLE AND LONG-TERM DEBT
  Long-term debt at August 29, 1998 and August 30, 1997 consisted of the following (in thousands):



                                              1998      1997
                                             -------   ------
          7.42% to 9.22% senior
            notes payable to insurance
            companies, due through 2013      $33,000  $33,000

          Revolving credit loan agree-
            ments with banks, interest
            of 6.56% to 7.75%                  8,300    3,600

          6% to 7.25% mortgage notes
           payable payments due
           annually to 2008                    4,997    5,701

          Other notes payable                    124      947

          Long-term lease
          obligations (see Note
          5):

            7.25%  industrial develop-
              ment revenue bonds,
              payments due annually
              to 2000                            200      300

            Other, 7.35% to 13%,
              payments due in varying
              monthly amounts through
              2004                             2,738    3,976
                                              -------  -------
                                              49,359   47,524
          Less amount due within one
            year                               1,393    1,959
                                              -------  -------
                                             $47,966  $45,565
                                              =======  =======

  At August 29, 1998, the Company had a revolving credit agreement permitting borrowings up to $45,000,000 in the aggregate ($15,000,000 per bank) due October 1, 2001. Interest is charged, at the Company's option, at the current prime rate, swing line rate, or a certain percentage point in excess of the current LIBOR rate based on a ratio of total liabilities to tangible net worth. The Company is required to pay a fee of .20% to .25% on any unused portion of the loan commitment. The Company had borrowings of $8,300,000 under this agreement at August 29, 1998.

  The Company has interest rate cap agreements to manage interest rate exposure. These transactions reduce the Company's exposure to significant variations in interest rates. At August 29, 1998, a notional amount of $20,000,000 was covered by these agreements at an average rate of 9.375% through 1999. If the counterparties to these agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these agreements and could incur additional interest expense as a result. The Company does not anticipate nonperformance by the counterparties.

  The Company has two senior note agreements which provide for repurchases of the notes, at either the Company's or holder's option, in amounts not in excess of $8,000,000 in 2000, $12,000,000 in 2005 and $13,000,000 in 2008.
  In addition, the agreements allow for prepayments, at the Company's option, subject to certain prepayment provisions. The Company issued $25,000,000 of these senior notes to an insurance company in August, 1997.

  The senior notes and revolving credit loan agreements referred to above include certain working capital, net worth and debt service covenants along with restrictions on the payment of cash dividends. The restriction of dividends is based on a percentage of the excess of income available for debt service.

  At August 29, 1998, the approximate undepreciated cost of property and equipment subject to mortgages was $11,986,000.

  Annual maturities of long-term debt for each of the five fiscal years
  subsequent to August 29, 1998 are as follows:   1999 - $1,393,000; 2000 -
  $12,070,000; 2001 - $646,000; 2002 - $465,000; and 2003 - $433,000.

  At August 29, 1998, the carrying value of the long-term debt in aggregate, excluding capitalized lease obligations, approximates its fair value. The fair value is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates.

4.INCOME TAXES
  The provision (credit) for income taxes consists of the following (in thousands):


                                 1998     1997      1996
                                ------   ------    ------
       Current:
          Federal               $3,562   $4,115    $3,315
          State and local          597      639       945
                                -------  -------  --------
                                 4,159    4,754     4,260
       Deferred:
          Federal                  (72)    (483)     (265)
          State and local          (29)     (82)      (64)
                                -------  -------  --------
                                  (101)    (565)     (329)
                                -------  -------  --------
                                $4,058   $4,189    $3,931
                                 ======   ======    ======

  The consolidated effective tax rate differs from the statutory U.S. Federal tax rate for the following reasons and by the following percentages:

                                       1998     1997     1996
                                       -----    -----    -----
      Statutory U.S. Federal
        tax rate                        34.0%    34.0%    34.0%
      Increase (reduction) in taxes
        resulting from:
        State and local income
          taxes net of the related
          reduction in federal
          income taxes                   3.4       3.5     6.2
        Other                            (.6)      2.0     1.5
                                        -----     -----   -----
      Effective tax rate                36.8%     39.5%   41.7%
                                        =====     =====   =====

  Significant components of the Company's deferred income tax assets and liabilities as of August 29, 1998 and August 30, 1997 are as follows (in thousands):

                                              1998         1997
                                            -------      -------
   Deferred income tax assets:
     Accrued expenses                        $2,253      $2,760
     Expenses inventoried for tax purposes      950         919
     Other                                      419         430
                                             ------      ------
                                             $3,622      $4,109
                                             ======      ======
   Deferred income tax liabilities:
     Excess tax depreciation                 $2,500      $3,037
     Deferred project costs                     393         835
     Other                                      799         409
                                             ------      ------
                                             $3,692      $4,281
                                             ======      ======

  The above are reflected in the balance sheets as of August 29, 1998 and August 30, 1997 as follows (in thousands):

                                                 1998           1997
                                               -------        -------
  Current deferred income tax asset            $2,404         $3,087
                                               ======          ======
  Noncurrent deferred income tax liability     $2,474         $3,258
                                               ======         ======

5.EMPLOYEE BENEFIT PLANS
  Effective January 1, 1998, the Company merged its Employee Stock Ownership Plan into the 401(k) plan. Employee contributions to the 401(k) plan consist of salary deferrals of up to 15%, not to exceed the maximum annual allowable amount for income tax purposes. The Company matches 50% of employee salary deferral contributions up to 6% of an employee's compensation, and contributes Company common stock in an amount not less than 2 1/2% of each eligible employee's total annual compensation. The Company's expense was $1,115,000 in 1998, $1,007,000 in 1997, and $893,000 in 1996.

  In addition, the Company contributes to several area-wide defined benefit union pension plans established under collective bargaining agreements. The aggregate costs for these plans amounted to $2,571,000 in 1998, $2,313,000
  in 1997, and $2,378,000 in 1996.   Under the Multi-employer Pension Plan
  Amendments Act of 1980,the Company could become liable for its proportionate share of unfunded vested benefits, if any, in the event of the termination of, or its withdrawal or partial withdrawal from, the union-sponsored plans to which the Company makes contributions.

6.LEASE COMMITMENTS
  Capital leases

  The cost and accumulated amortization of property leased under long-term noncancellable leases are as follows (in thousands):

                                    1998        1997
                                  -------   -------
           Land                   $    56   $    56
           Buildings                6,523     6,613
           Equipment                2,509     4,864
                               ----------   --------
                                    9,088    11,533
           Less accumulated
           amortization             6,633     7,926
                               ----------  ---------
                                  $ 2,455   $ 3,607
                                  =======    =======

  Future minimum lease payments under capital leases together with the present value of net minimum lease payments as of August 29, 1998 are as follows (in thousands):

                  1999                                $1,211
                  2000                                   800
                  2001                                   599
                  2002                                   372
                  2003                                   307
              Later years                                179
                                                 ------------
        Total minimum lease payments                    3,468
           Less amount representing interest              530
                                                 ------------
        Present value of net minimum lease
          payments (included in long-term
          debt at August 29, 1998 -- see
          Note 2)                                      $2,938
                                                      =======

                                        40
  Operating leases
  Minimum annual rentals for facilities and equipment leased under operating leases aggregate approximately $38,331,000 payable as follows (in thousands):



                                  Facilities      Equipment
                                  ----------      ---------
                 1999               $ 6,215          $176
                 2000                 5,748           176
                 2001                 5,167            55
                 2002                 4,736
                 2003                 3,805
             Later years             12,253
                                   --------       --------
                                    $37,924          $407
                                    =======        =======

  The leases expire at various dates from 1999 to 2012 and substantially all are renewable for one or more successive five year periods, in some cases at slightly higher rentals.

  Total rent expense attributable to operating leases amounted to approximately $6,735,000 in 1998, $6,285,000 in 1997, and $5,843,000 in
  1996 and included provisions for additional rentals of $171,000 in 1998, $227,000 in 1997, and $250,000 in 1996 based upon gross sales in excess of specified amounts.

7.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
  Quarterly financial data for the years ended August 29, 1998, and August 30, 1997 are presented below (in thousands of dollars except per share amounts):


                              First      Second     Third    Fourth
                              --------   --------  --------  --------
Net sales:
                        1998  $153,952   $159,935  $154,557  $156,734
                        1997   147,951    155,871   151,284   153,267
Gross profit:
                        1998    39,288     40,798    39,645    39,650
                        1997    36,435     38,868    38,026    39,413

Net income:
                        1998     1,371      2,095     1,698     1,820
                        1997       991      1,848     1,601     1,972

Net income per common share
  basic and diluted:
                        1998       .21        .31       .26       .27
                        1997       .15        .28       .24       .30


                        MARKET PRICE OF COMMON STOCK AND
                        RELATED SECURITY HOLDER MATTERS

The following table sets forth, for the quarterly periods indicated, the high and low close prices of the common stock.


                                        Common Divi-
           Fiscal                        dends paid
          Quarter    High      Low       (Per share)
          ---------  -----   ------      -----------
           1997 1st    9        6         $.03
                2nd  9 1/3      8          .04
                3rd  15 2/3   8 1/2        .04
                4th  17 1/3   12 1/2        04

          Full Year  17 1/3     6         $.15

           1998 1st 15 5/32   11 1/4       .04
                2nd  18 1/4   12 1/8       .04
                3rd 19 5/32   14 3/4       .04
                4th    21     14 1/4       .04

          Full Year    21     11 1/4       .16


  The price is the high and low close price on the NASDAQ National Market. As of August 29, 1998, the approximate number of record holders of common stock was 433. Share and dividend prices have been adjusted retroactively to reflect the May, 1998 three-for-two stock split and the May, 1997 two-for-one stock split.

                                    42
                                                EXHIBIT 21

                           SEAWAY FOOD TOWN, INC.
                         SUBSIDIARIES OF REGISTRANT

     At the fiscal year ended August 29, 1998 the Company had the following subsidiaries, all of which are included in the consolidated financial statements:

                                                          State in
                                 Percentage of voting     which
          Name                     Securities owned       incorporated
        --------                 --------------------     ------------
Northern Distributing Co.                    100             Ohio
Gruber's Food Town, Inc.                     100           Michigan
Tracy & Avery Food Town, Inc.                100             Ohio
Fjord Properties, Inc.                       100           Michigan
Valley Farm Distributing Company             100             Ohio
Third Fjord Properties, Inc.                 100             Ohio
Third Fjord Properties Community
  Urban Redevelopment Corp.                  100             Ohio
Fifth Fjord Properties, Inc.                 100           Michigan
Fifth Fjord Properties of
  Ohio, Inc.                                 100             Ohio
Seaway Properties, Inc.                      100             Ohio
Custer Pharmacy, Inc.                         75           Michigan
Buckeye Discount, Inc.                       100             Ohio
Seaway Milk Processing, Inc.                 100            Ohio
Monroe Acquisition Corporation               100           Michigan
JRHW6 Corporation                            100           Michigan
The Pharm of Michigan, Inc.                  100           Michigan

   The following affiliate is accounted for on the equity basis:

Port Clinton Realty Co.
  (Partnership)                               39              N/A


                                  43
                                               EXHIBIT 23

                   CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report [Form 10-K] of Seaway Food Town, Inc. of our report dated October
16, 1998, included in  Exhibit 13 to Form 10-K.

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


Toledo, Ohio
October 16, 1998