Form 10-Q
period 1998-11-28
SEAWAY FOOD TOWN INC
filed 1999-01-11
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                                     20549

                                   FORM 10 Q
(Mark One)
( X )   Quarterly Report Pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended November 28, 1998 Commission File number 0-80.

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

      Class                          Outstanding at January 7, 1999
 Common stock, without par                   6,648,928 shares
 value (stated value $2.00 per share)

                        PART I.   FINANCIAL INFORMATION

Summarized Financial Information:

      The following consolidated statements of income, consolidated balance sheets, and condensed consolidated statements of cash flows are unaudited, but include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of its financial position, results of operations and cash flows for the periods and the dates indicated. Since the unaudited financial statements have been prepared in accordance with instructions to Form 10-Q, they do not contain all disclosures normally provided in annual financial statements; they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's
1998 Annual Report to Shareholders.

                   PART I. FINANCIAL INFORMATION (CONTINUED)
                       Consolidated Statements of Income
                         (Thousands of Dollars, Except
                       Average Share and Per-Share Data)

                                           Thirteen Weeks Ended
                                       November 28,      November 29,
                                           1998              1997
                                     ----------------  ----------------
  Net sales                                  $156,630          $153,952
  Cost of merchandise sold                    116,887           114,664
                                          -----------       -----------
  Gross profit                                 39,743            39,288
  Selling, general and
    administrative expenses                    36,603            36,149
                                          -----------       -----------
  Operating profit                              3,140             3,139
  Interest expense - net                      (1,010)           (1,003)
  Other income - net                               73                40
                                          -----------       -----------
  Income before income taxes                    2,203             2,176
  Provision for income taxes                      782               805
                                          -----------       -----------
  Net income                                   $1,421            $1,371
                                          ===========       ===========
  Per common share:
    Net income - basic and diluted              $ .21             $ .21
                                          ===========       ===========
    Dividends paid                             $ .045             $ .04
                                          ===========       ===========
  Average number of shares
    Outstanding - basic and diluted         6,648,928         6,628,752
                                          ===========       ===========
See notes to financial statements

                PART I.  FINANCIAL INFORMATION (Continued)
                          Consolidated Balance Sheets
                          (Thousands of Dollars)
                                           November 28,       August 29,
                                               1998           1998 (NOTE)
                                           -------------     -------------
ASSETS
Current assets:
  Cash and cash equivalents                   $ 10,948         $  8,968
  Income tax recoverable                           ---              100
  Notes and accounts receivable                  9,106            8,124
  Less allowance for doubtful accounts            (450)            (450)
  Merchandise inventories                       77,230           68,618
  Less LIFO reserve                            (18,205)         (18,325)
  Prepaid expenses, including deferred
    income taxes                                  4,150           3,922
                                          -------------    -------------
                                                 82,779          70,957
Other assets                                      3,722           3,731
Property and equipment:
  Cost                                          223,080         220,628
  Less accumulated depreciation and
    amortization                               (130,363)       (126,653)
                                          -------------    -------------
  Net property and equipment                     92,717          93,975
                                          -------------    -------------
                                               $179,218        $168,663
                                          =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $  49,824        $ 43,402
  Income taxes                                      747              31
  Accrued liabilities                            11,860          12,569
  Long-term debt due within one year              4,753           1,383
                                          -------------    -------------
    Total current liabilities                    67,184          67,395
Long-term debt                                   47,960          47,966
Deferred income taxes                             2,474           2,474
Deferred other                                    3,125           3,475
Shareholders' equity:
  Common stock                                   13,298          13,298
  Retained earnings                              45,177          44,055
                                          -------------    -------------
    Total shareholders' equity                   58,475          57,353
                                          -------------    -------------
                                              $ 179,218        $168,663
                                          =============    =============
NOTE:  The balance sheet at August 29, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements

                PART I.  FINANCIAL INFORMATION (Continued)

             Condensed Consolidated Statements of Cash Flows
                         (Thousands of Dollars)
                                                   Thirteen Weeks Ended
                                                   --------------------
                                                   November    November
                                                   28, 1998    29, 1997
                                                   ----------  ---------
OPERATING ACTIVITIES-net cash  provided             $ 1,799    $ 1,572
INVESTING ACTIVITIES
  Expenditures for property and equipment            (2,521)    (2,596)
  Proceeds from sale of property and other assets        18         22
  Other                                                  (6)       259
                                                  ----------  ---------
  Net cash used in investing activities              (2,509)    (2,315)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt            3,700      2,400
  Payments of long-term debt                           (346)      (451)
  Dividends paid                                       (299)      (265)
  Decrease  in deferred other                          (365)      (475)
                                                  ----------  ---------
  Net cash provided by  financing activities           2,690     1,209
                                                  ----------  ---------
Increase in cash and cash equivalents                 1,980        466

Cash and cash equivalents at beginning of period      8,968      9,491
                                                  ----------  ---------
Cash and cash equivalents at end of period          $10,948    $ 9,957
                                                  ==========  =========
Supplemental Disclosures of Cash Flow
Information:
  Cash paid during the period for:
    Interest                                        $ 1,249    $   337
                                                  ==========  ==========
    Income Taxes                                    $   (33)   $   100
                                                  ==========  ==========
See notes to financial statements


                  PART I.   FINANCIAL INFORMATION (Continued)
                            Notes to Financial Statements

Note A. Net income per common share is based on the weighted average number of shares outstanding during the periods.
        The Company has no potentially dilutive securities.

        All amounts in the consolidated financial statements referring to shares, share prices and per share amounts have been adjusted retroactively for the May, 1998 three-for-two stock split.

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

                                                 Percentage change
                                                  from prior year
                                                 -----------------
Percentage of net sales
-----------------------
First          First                               First Qtr. 1999
Qtr.            Qtr.                               Compared to
1999            1998                               First Qtr. 1998
-------        ------                             ----------------
100.0%         100.0%    Net Sales                        1.7%
======         ======                                    =====
 25.4%          25.5%    Gross Profit                     1.2
                         Selling, general and
 23.4           23.5      administrative expenses         1.3
  2.0            2.0     Operating profit                   0
   .6             .6     Interest expense - net            .7
   .0             .0     Other income - net              82.5
  1.4            1.4     Income before income taxes       1.2
   .5             .5     Provision for income taxes       2.9
------        -------                                  ------
   .9%            .9%                                     3.6
======        =======                                  ======

Net sales for the first quarter of 1999 were $156,630,000 or 1.74% higher than the same quarter in 1998. This net increase was attributable to increases in drugstore sales. Sales from stores in operation both the first quarter of 1999 as well as the same quarter a year ago increased 1.58%.

Gross margins, as a percent of sales, decreased .1% in the first quarter of 1999 compared to the same quarter in 1998.

As a percent of sales, selling, general and administrative expenses decreased
 .1% during the first quarter of 1999 compared to the same quarter of the prior year. This decrease was attributable principally to increased sales nd a reduction in supply cost and repairs and maintenance offset by increases in retail store wage and benefit expenses and utility expenses.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)

The Company continues to  experience a very stable  labor situation. The
Company has contracts in place with major unions relating to stores until the middle of 1999.

Interest expense increased $7,000 compared with the same quarter of 1998. Slightly higher borrowings accounted for this increase with slightly lower borrowing rates.

Other income - net increased $33,000 resulting primarily from royalty income.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect. The percentage decrease in first quarter 1999 compared to 1998 is due mainly to the implementation of various tax planning strategies.
An effective tax rate of 35.5% was used in the first quarter of 1999 versus a rate of 37.0% for the first quarter of fiscal 1998. The lower rate used in the first quarter of 1999 is expected to continue in the second quarter as well.

Net income for the quarter was $1,421,000 ($.21 per common share) which compares to $1,371,000  ($.21 per  common share)  for the  same quarter  last year.  On  a current trailing  four quarters'  basis, net  income  was
$7,034,000  ($1.05  per common share) compared to $6,792,000 ($1.02 per common
share) for the prior  four quarters, a 3.6% increase.   The Company expects
its fiscal 1999 second  quarter net income to be comparable with its fiscal
1998 second quarter.


Impact of Inflation

Inflation  increases  the  Company's  major  costs,  inventory  and  labor.
The Company's provisions for LIFO inventories has resulted in a decrease in cost of sales of $120,000 in the first quarter of 1999 compared to a decrease of $86,000 in the first quarter of 1998. The Company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so in seeking to maintain its market share.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

Overview

Measures of liquidity for the first quarter of the last two years were as follows:



(Dollars in millions)                  1st Quarter
----------------------                --------------
                                        1999     1998
                                       ------   ------
Working capital  (1)                   $33.8    $29.7

Unused lines of revolving credit (2)    33.0     39.0

Current ratio  (1)                      1.50     1.46

     (1)  Includes add-back of gross LIFO reserve.

     (2) Represents unused amount under the five year $45.0 million revolving credit agreement.

During the first thirteen weeks of fiscal 1999, the Company's working capital (includes the add-back of the gross LIFO reserve) increased
$1,913,000 from  the Company's fiscal year end on August 29, 1998.   The
current ratio was 1.50 to  1 at the end of this quarter compared to 1.56
to 1 at August 29, 1998 and 1.46 to 1 at  November  29, 1997.    Borrowings
under the Company's Revolving Credit Agreements increased slightly, primarily to finance inventory increases for the holiday season.

The funds required by the Company on a continuing basis for working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through institutional lenders. The Company is not aware of any trends, demands, commitments or uncertainties which will result or which are reasonably likely to result in a material change in the Company's liquidity. During the first quarter of 1999 the Company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $15,000,000, with $12,000,000 being outstanding as of the end of the quarter.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)

Cash Flows from Operating Activities

Cash provided by operating activities increased approximately
$227,000 from $1,572,000 to $1,799,000 for the comparative thirteen week
period. This increase is attributable to the   increase in accounts payable
and accrued liabilities as compared to the same period in fiscal 1998 offset by increases in inventories.

Cash Flows from Investing Activities

During the first quarter of 1999, the Company used $2,509,000 of cash in investing activities. This compares to $2,315,000 used in the first quarter of 1998, a result of increased expenditures for miscellaneous other investments in 1999 versus 1998.

Cash Flows from Financing Activities

Cash provided by financing activities during the first quarter of 1999 was $2,690,000 which compares to cash provided of $1,209,000 during the first quarter of 1998. The increase was due to an increase in net borrowings during the period.

Year 2000 Modifications

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As the date changes from December 31, 1999 to January 1, 2000, many existing computer programs, if not corrected, will read the date as January 1, 1900, or otherwise incorrectly interpret the date. This may cause the computer to malfunction or to cease to function altogether. The Company has determined that it must modify or replace significant portions of its software. The Company's Year 2000 project is comprised of Information Technology (IT) areas such as business applications within the mainframe computer or other environments; non IT areas such as microprocessors and embedded chips in operating equipment; and third party reliance such as banks, utility companies and vendors. The Company is monitoring these areas in four phases, consisting of assessment, remediation, testing and implementation. The state of readiness in each of these areas, as well as the definition of each phase, is presented below:

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations (continued)


  Project     Assessment Remediation      Testing     Implementation
  Segment
-----------  ----------- -----------  -----------     --------------
IT areas:
  Mainframe  Complete    Complete     60% Complete    30% Complete
                                      Expected        Expected
                                      completion      completion
                                      date, 3/99      date, 4/99

  Other      Complete    60%          40% Complete    20% Complete
                         Complete
                                      Expected        Expected
                         Expected     completion      completion
                         completion   date, 6/99      date, 10/99
                         date, 2/99

Non IT areas Complete    80%          Not started     Not started
                         Complete
                                      Expected        Expected
                         Expected     completion      completion
                         completion   date, 4/99      date, 6/99
                         date, 3/99

Third        Complete    60%          Not applicable  Not applicable
Parties                  Complete
                         Expected
                         completion
                         date, 11/99

 . Assessment is an inventory of IT, non-IT, and third party reliance affected by the Year 2000 issue.
 . Remediation is the changes to the code, obtaining compliant vendor software or obtaining reliance from the third parties that the Year 2000 issue has been addressed.
 . Testing is the test of the changes to internally developed and vendor upgraded software.
 . Implementation is the rollout of the tested software into production.

The Company has completed all assessments and has completed additional remediation, testing and implementation since year-end. However, the expected completion dates have been extended relative to year-end evaluations.

The costs of the Year 2000 project through fiscal 1998, excluding costs of internal Company employees, total $600,000 which has been charged to expense. These costs have been funded through operating cash flows. Future costs are not expected to be material.

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations (continued)

Management of the Company believes it has an effective program in place  to
resolve the Year 2000 issue in a timely manner.   However, the Company cannot
guarantee that it will not experience Year 2000 problems originating from its own computers or those of third parties with whom the company does business. As noted above, the Company has not yet completed all necessary phases of the
Year 2000  program.    The  significant  risks  of  the  Year  2000  project
include unsuccessful testing of code changes or vendor upgrades, failed attempts to obtain compliant vendor software, and failures on the part of crucial vendors or utility companies. Contingency plans have not been fully developed; however, the Company intends to finalize its contingency plan for these risks by April of 1999.




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

Item 4 - Results of votes of security holders

     (a)  The Annual Meeting of Shareholders of Seaway Food Town,
          Inc. was held on January 7, 1999.

     (b) The election of the Directors previously nominated and as set forth in the Proxy Statement of December 4, 1998, which is incorporated herein by reference, was by the following vote:
                                 Shares         Shares voted
                                 Voted FOR      AUTHORITY TO VOTE
                                                    WITHHELD

          Waldo E. Yeager          5,937,219             12,409

          Richard B. Iott          5,936,919             12,709

          Eugene R. Wos            5,932,399             17,229

     (c) Pursuant to the proposal set forth in the Proxy Statement of December 4, 1998, which is incorporated herein by reference, approval of Ernst & Young, LLP as independent auditors for the fiscal year ending August 28, 1999 was by the following vote:

          Shares voted FOR              5,921,348

          Shares voted AUTHORITY TO
          VOTE WITHHELD                    16,936

          Shares voted AGAINST             11,344

     (d) A proposal to amend the Articles of Incorporation by adding a modified version of the Ohio Share Acquisition Statue under which the Board of Directors may reject certain proposals to acquire Company stock without submitting the proposals to a vote of the shareholders.

          Shares voted FOR              4,967,567

          Shares voted AUTHORITY TO
          VOTE WITHHELD                    24,229

          Shares voted AGAINST            957,832

     (e) A proposal to amend the Code of Regulations to provide that members of the Board of Directors may be removed only for good cause.

          Shares voted FOR              4,957,790

          Shares voted AUTHORITY TO
          VOTE WITHHELD                    24,875

          Shares voted AGAINST            966,963

     (f) A proposal to amend the Code of Regulations to require that any shareholder wishing to nominate a candidate for the Board of Directors must do so at least 90 days before the annual shareholders meeting or 30 days before a special meeting held for the purpose of electing directors.

          Shares voted FOR              5,004,700

          Share voted AUTHORITY TO
          VOTE WITHHELD                    20,253

          Shares voted AGAINST            924,675

     (g) A proposal to amend the Code of Regulations to provide that a special meeting of the Board of Directors may be called with 48 hours notice.

          Shares voted FOR              5,896,543

          Shares voted AUTHORITY TO
          VOTE WITHHELD                    22,564

          Shares voted AGAINST             30,521

     (h) A proposal to amend the Articles of Incoporation to increase the number of authorized shares of Company common stock from 12,000,000 to 24,000,000.

          Shares voted FOR               5,399,563

          Shares voted AUTHORITY TO
          VOTE WITHHELD                     21,203

          Shares voted AGAINST             528,862

     (i)  A proposal to amend the Company's Articles of Incorporation

          (1) To provide that if a majority of the Board of Directors has approved a merger or similar transaction, then the vote of holders of a simple majority of the voting power of the Company will suffice to approve the transaction.

          (2) To broaden the transactions covered by the above provision to include "combinations" and "majority share acquisitions" as defined in the Ohio Revised Code.

               Shares voted FOR           4,855,730

               Shares voted AUTHORITY TO
               VOTE WITHHELD                 21,812

               Shares voted AGAINST       1,072,086

Item 6. - Exhibits and Reports on Form 8 K.


   6(b)   Reports on Form 8 K.
          Form 8 K filed on December 4, 1998



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

                                        SEAWAY FOOD TOWN, INC.
                                        Registrant


Date: January 11, 1999              By  /s/ Richard B. Iott
                                        Richard B. Iott,
                                        President and
                                         Chief Executive Officer


Date: January 11, 1999              By  /s/ Waldo E. Yeager
                                        Waldo E. Yeager,
                                        Chief Financial Officer,
                                         Treasurer