Form 10-Q/A
period 1998-11-28
SEAWAY FOOD TOWN INC
filed 1999-01-15
CIK 88296

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
                                          ===========       ===========
See notes to financial statements

                PART I.  FINANCIAL INFORMATION (Continued)
                          Consolidated Balance Sheets
                          (Thousands of Dollars)
                                           November 28,       August 29,
                                               1998           1998 (NOTE)
                                           -------------     -------------
ASSETS
Current assets:
  Cash and cash equivalents                   $ 10,948         $  8,968
  Income tax recoverable                           ---              100
  Notes and accounts receivable                  9,106            8,124
  Less allowance for doubtful accounts            (450)            (450)
  Merchandise inventories                       77,230           68,618
  Less LIFO reserve                            (18,205)         (18,325)
  Prepaid expenses, including deferred
    income taxes                                  4,150           3,922
                                          -------------    -------------
                                                 82,779          70,957
Other assets                                      3,722           3,731
Property and equipment:
  Cost                                          223,080         220,628
  Less accumulated depreciation and
    amortization                               (130,363)       (126,653)
                                          -------------    -------------
  Net property and equipment                     92,717          93,975
                                          -------------    -------------
                                               $179,218        $168,663
                                          =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $  49,824        $ 43,402
  Income taxes                                      747              31
  Accrued liabilities                            11,860          12,569
  Long-term debt due within one year              4,753           1,393
                                          -------------    -------------
    Total current liabilities                    67,184          57,395
Long-term debt                                   47,960          47,966
Deferred income taxes                             2,474           2,474
Deferred other                                    3,125           3,475
Shareholders' equity:
  Common stock                                   13,298          13,298
  Retained earnings                              45,177          44,055
                                          -------------    -------------
    Total shareholders' equity                   58,475          57,353
                                          -------------    -------------
                                              $ 179,218        $168,663
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