Form 10-Q
period 1999-02-27
SEAWAY FOOD TOWN INC
filed 1999-04-12
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                                     20549


                                   FORM 10 Q
(Mark One)

( X )   Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended February 27, 1999 Commission File number 0-80.

(   )   Transition Report Pursuant to Section 13 or 15 (d)of the Securities
        Exchange Act of 1934

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

               Class                         Outstanding at April 8, 1999
        Common stock, without par                  6,673,643 shares
        value (stated value $2.00 per share)

                                     Index

                             Seaway Food Town, Inc.


Part I.  Financial information

     Item 1.   Financial Statements (Unaudited)

               Consolidated Statements of Income -- Thirteen and Twenty-six weeks ended February 27, 1999 and February 28, 1998.

               Consolidated Balance Sheets -- February 27, 1999 and August 29, 1999.

               Condensed Consolidated Statements of Cash Flows -- Twenty-six weeks ended February 27, 1999 and February 28, 1998.

               Notes to Consolidated Financial Statements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Item 3.   Quantitative and Qualitative Disclosure of Market Risk.

Part II.  Other Information

     Item 2.   Changes in Securities and Use of Proceeds.

     Item 6.   Exhibits and Reports on Form 8-K.

Signatures

                         PART I. FINANCIAL INFORMATION
                       Consolidated Statements of Income
                         (Thousands of Dollars - Except
                       Average Share and Per-Share Data)

                       Thirteen Weeks Ended        Twenty-Six Weeks Ended
                         February    February      February    February
                         27, 1999    28, 1998      27, 1999    28, 1998
                        ----------  ----------    ----------  ----------
Net Sales               $170,382    $159,935      $327,012    $313,887
Cost of merchandise
   sold                  127,561     119,137       244,448     233,801
                      ----------  ----------    ----------  ----------
Gross profit              42,821      40,798        82,564      80,086
Selling, general and
  administrative
  expenses                38,282      36,509        74,885      72,658
                      ----------  ----------    ----------  ----------
Operating profit           4,539       4,289         7,679       7,428

Interest expense            (989)       (961)       (1,999)     (1,964)
Other income - net            82          (1)          155          39
                        ----------  ----------    ----------  ----------
Income before income
  taxes                    3,632       3,327         5,835       5,503

Provision for income
  taxes                   (1,308)     (1,232)       (2,090)     (2,037)
                        ----------  ----------    ----------  ----------
Net income              $  2,324    $  2,095      $  3,745    $  3,466
                        ==========  ==========    ==========  ==========
Per common share:

  Net income - basic
    and diluted         $    .35    $    .31      $    .56    $    .52
                        ==========  ==========    ==========  ==========
  Dividends paid        $   .045    $    .04      $    .09    $    .08
                        ==========  ==========    ==========  ==========
Average number of
  shares outstanding
  - basic and diluted  6,664,680    6,641,841    6,656,804   6,635,296
                       ==========   ==========   ==========  ==========

See notes to consolidated financial statements

                PART I.  FINANCIAL INFORMATION (Continued)
                          Consolidated Balance Sheets
                          (Thousands of Dollars)
                                           February 27,       August 29,
                                               1999              1998
ASSETS                                    -------------     -------------
Current assets:
  Cash and cash equivalents                 $   9,892          $  8,968
  Income tax recoverable                          ---               100
  Notes and accounts receivable, less
    allowance for doubtful accounts
    of $500 and $450 respectively               9,373             7,674
  Merchandise inventories                      55,054            50,293
  Prepaid expenses, including deferred
    income taxes                                4,289             3,922
                                          -------------    -------------
                                               78,608            70,957
Other assets                                    5,267             3,731
Property and equipment:
  Cost                                        228,807           220,628
  Less accumulated depreciation and
    Amortization                             (133,896)         (126,653)
                                          -------------    -------------
  Net property and equipment                   94,911            93,975
                                          -------------    -------------
                                             $178,786          $168,663
                                          =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $ 51,332          $ 43,402
  Income taxes                                  1,310                31
  Accrued liabilities                          12,682            12,569
  Long-term debt due within one year            2,575             1,393
                                          -------------    -------------
    Total current liabilities                  67,899            57,395

Long-term debt                                 44,592            47,966
Deferred income taxes                           2,474             2,474
Deferred other                                  2,915             3,475
Shareholders' equity:
  Common stock                                 13,347            13,298
  Capital in excess of stated value               358               ---
  Retained earnings                            47,201            44,055
                                          -------------    -------------
    Total shareholders' equity                 60,906            57,353
                                          -------------    -------------
                                             $178,786          $168,663
                                          =============    =============
See notes to consolidated financial statements.

               PART I.  FINANCIAL INFORMATION (Continued)

            Condensed Consolidated Statements of Cash Flows
                         (Thousands of Dollars)

                                                 Twenty-six Weeks Ended
                                               February 27,  February 28,
                                                   1999         1998
                                               -----------   -----------
OPERATING ACTIVITIES-net cash  provided            $14,324     $ 8,992
INVESTING ACTIVITIES:
  Expenditures for property and equipment           (7,445)     (6,699)
  Proceeds from sale of property and other
    assets                                              55          32
  Acquisition of business                           (2,600)        ---
  Other                                                (44)        442
                                                -----------  -----------
  Net cash used in investing activities            (10,034)     (6,225)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt           3,700       2,400
  Payments of long-term debt                        (5,892)     (4,124)
  Dividends paid                                      (599)       (530)
  Decrease in deferred other                          (575)       (689)
                                                -----------  -----------
  Net cash used in financing activities             (3,366)     (2,943)
                                                -----------  -----------

Increase (decrease) in cash and cash equivalents       924        (176)

Cash and cash equivalents at beginning of
  period                                             8,968       9,491
                                                -----------  -----------
Cash and cash equivalents at end of period         $ 9,892     $ 9,315
                                                ===========  ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

   Interest                                        $ 1,915     $ 1,033
                                                ===========  ===========
   Income Taxes                                    $   712     $ 2,314
                                                ===========  ===========

See notes to consolidated financial statements

                Notes to Consolidated Financial Statements (Unaudited)

Note A. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended February 27, 1999 are not necessarily indicative of the results that may be expected for the year ended August 28, 1999.

        The balance sheet at August 29, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 29, 1998.

Note B. Inventories

        Meat, produce, bakery, deli and drug inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. All other merchandise inventories (including store inventories which are determined by the retail inventory method) are valued at the lower of cost using, the last-in, first-out (LIFO) method, or market. Inventories have been reduced by $18,102,000 and $18,325,000 at February 27, 1999 and August 29, 1998 respectively from amounts which would have been reported under the FIFO method (which approximates current cost).

Note C. Earnings Per Share

        Net income per common share is based on the weighted average number of shares outstanding during the periods. The Company has no potentially dilutive securities.

        All amounts in the consolidated financial statements referring to shares, share prices and per share amounts have been adjusted retroactively for the May, 1998 three-for-two stock split.

                Notes to Consolidated Financial Statements (Unaudited)


Note D. New Accounting Standards

        Financial Accounting Standards Board Statement No. 131 -- Segments, will be applicable for fiscal 1999. This statement dictates the use of a management approach to report financial and descriptive information about the Company's operating segments. The impact on the Company has not been determined.

        Financial Accounting Standards Board Statement No. 133 -- Accounting for Derivative Instruments and Hedging Activities, will be applicable for fiscal 2001. This statement requires all derivatives to be recorded at their fair value. The impact on the Company has not been determined.

Note E. Acquisition

        On January 16, 1999, the Company acquired a store in Piqua, Ohio for $2,600,000. The acquisition was accounted for under the purchase method of accounting. The results of operations for this store are included in the accompanying 1999 statements of income for the period from January 16, 1999 through February 27, 1999.

      Item 2.  Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

The following table sets forth certain income statement components expressed as a percentage of net sales and the year-to-year percentage changes in such components.

                  Percentage                                      Percentage
 Percentage of    change in                       Percentage of    change in
   Net Sales       dollars                            Net Sales     dollars
-------------     -----------                     -------------  ------------
                  2nd Qtr.'99                      26      26    26 Weeks '99
2nd Qtr.  2nd Qtr Compared to                    Weeks   Weeks   Compared to
  1999      1998  2nd Qtr.'98                     1999    1998   26 Weeks '98
-------- -------- -----------                     ------ ------  ------------
 100.0%   100.0%     6.5%    Net Sales            100.0% 100.0%      4.2%
=======  =======    ======                        ====== ======    =======
  25.1     25.5      5.0     Gross Profit          25.2   25.5       3.1
                             Selling, general
                              and administrative
  22.4     22.8      4.9      expense              22.9   23.1       3.1
   2.7      2.7      5.8     Operating Profit       2.3    2.4       3.4
 (  .6)   (  .6)     2.9     Interest Expense      ( .6)  ( .6)      1.8
    .0       .0  8,300.0     Other income - net      .1     .0     297.4
                             Income before income
   2.1      2.1      9.2      Taxes                 1.8    1.8       6.0
                             Provision for income
    .8       .8      6.2      Taxes                  .6     .7       2.6
-------   ------  -------                         ------  ------   -------
   1.3      1.3     10.9                            1.2    1.1       8.0
======    ======  =======                         ======  ======   =======

Net sales for the second quarter of 1999 were $170,382,000 or 6.5% higher than the same quarter in 1998. On a year-to-date basis, net sales were $327,012,000 or 4.2% higher than 1998. These net increases were largely attributable to increases in drugstore and supermarket sales from various remodeled locations. Inclement weather helped boost sales somewhat this past quarter; however, sales remained very strong since early 1999. Sales from stores in operation both this past quarter as well as the same quarter a year ago increased 5.86%.

Gross margins, as a percent of sales, decreased .4% in the second quarter of 1999 compared to the same quarter in 1998. On a year-to-date basis, margins decreased .3% over 1998. Most of these decreases were attributable to decreased selling margins in the retail stores.

       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (continued)

As a percent of sales, selling, general and administrative expenses decreased
 .4% during the current quarter compared to the same quarter of the prior year. Increased sales during the quarter offset by selling costs relating to new and remodeled locations was the principal reason for the decrease. On a
year-to-date basis, costs decreased  .2%.   This decrease related to increased
sales volume offset by higher costs in new and remodeled locations, as well as increases in various administrative expenses. This decrease in selling, general and administrative expenses for the most part, offsets the decrease in gross margin percentage, both this past quarter as well as the year to date.

The Company continues to experience a very stable labor situation.

Interest expense for the second quarter and the year to date period is comparable with the same periods of 1998.

Other income - net, increased in the second quarter and the year to date period resulting primarily from an increase in royalty income and a decrease in losses on asset disposals.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect. The percentage decrease in the second quarter 1999 compared to 1998 is due mainly to the continued benefits from various tax planning strategies. An effective tax rate of 36.0% was used in the second quarter of fiscal 1999 versus a rate of 37.0% for the second quarter of fiscal 1998. On a year-to-date basis, the rate is 35.8% in 1999 compared to 37.0% in 1998.

Net income for the quarter was $2,324,000 ($.35 per common share) which compares to $2,095,000 ($.31 per common share) for the same quarter last year. On a current trailing four quarters' basis, net income was $7,263,000 ($1.09 per common share) compared to $7,039,000 ($1.06 per common share) for the prior four quarters, a 3.2% increase. The Company expects its last half of fiscal 1999 net income to be comparable with the same period of fiscal 1998.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)

Impact of Inflation

Inflation increases the Company's major costs, inventory and labor. The Company's provisions for LIFO inventories for the past quarter has resulted in a decrease in cost of sales of $103,000 in the second quarter of 1999 compared to a decrease of $53,000 in the second quarter of 1998. On a year-to-date basis, LIFO provisions reduced the cost of sales by $223,000 in the first half of 1999 compared to a reduction of $139,000 in the same period of 1998. The Company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so in seeking to maintain its market share.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Measures of liquidity for the second quarter of the last two years were as follows:

(Dollars in millions)               2nd Qtr.  2nd Qtr.
----------------------                1999      1998
                                    --------  --------
Working capital  (1)                 $28.8     $29.8

Unused lines of revolving credit      40.7      42.1

Current ratio  (1)                    1.42      1.49

     (1)  Includes add-back of gross LIFO reserve.

During the first twenty-six weeks of fiscal 1999, the Company's working capital, including the add-back of the gross LIFO reserve, decreased $3,076,000 from the Company's fiscal year end on August 28, 1998. The working capital ratio was 1.42 to 1 at the end of this quarter compared to
1.49 to 1 at August 29, 1998 and 1.49 to 1 at February 28, 1998.   Borrowings
under the Company's Revolving Credit Agreements increased mainly due to increased inventory levels and capital expenditures.

The funds required by the Company on a continuing basis for working capital, capital expenditures and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through institutional lenders. The Company is not aware of any trends, demands, commitments or uncertainties which will result or which

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

are reasonably likely to result in a material change in the Company's liquidity. During the second quarter of 1999 the Company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $14,700,000 with $4,300,000 outstanding as of the end of the quarter.

Cash Flows from Operating Activities

Cash provided by operating activities increased approximately $5,332,000 from $8,992,000 to $14,324,000 for the comparative twenty-six week period. This increase is primarily attributable to the increases in accounts payable and accrued liabilities this quarter compared to the same period a year earlier.

Cash Flows from Investing Activities

During the first twenty-six weeks of 1999, the Company used $10,034,000 of
cash in investing activities.   This compares to $6,225,000 used in the
twenty-six weeks of 1998 resulting from increased expenditures for property and equipment in 1999 versus 1998 as well as the acquisition of a store in 1999.

Cash Flows used in Financing Activities

Cash flows used in financing activities during the twenty-six weeks of 1999 were $3,366,000 which compares to $2,943,000 during the twenty-six weeks of 1998. The increase was due to higher debt repayments during the period compared to a year earlier.

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

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations (continued)

  Project    Assessment Remediation   Testing        Implementation
  Segment
-----------  ---------- -----------   -------       -------------------
IT areas:
  Mainframe  Complete   Complete      75% Complete    50% Complete
                                      Expected        Expected
                                      completion      completion
                                      date, 7/99      date, 7/99

  Other      Complete   80% Complete  65% Complete    45% Complete
                        Expected      Expected        Expected
                        completion    completion      completion
                        date, 5/99    date, 9/99      date, 10/99

Non IT areas Complete   95% Complete  20% Complete    Not started
                        Expected      Expected        Expected
                        completion    completion      completion
                        date, 3/99    date, 6/99      date, 9/99

Third        Complete   80% Complete  Not applicable  Not applicable
Parties                 Expected
                        completion
                        date, 9/99

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


     The Company has completed all assessments and has completed additional remediation, testing and implementation since year-end. However, the expected completion dates have been extended relative to the first quarter evaluation. We are working with certain third party software suppliers for specific upgrades in the Mainframe and UNIX environment, so the project timetable has been extended. These issues are currently being addressed and solutions are being developed.

        Management's Discussion and Analysis of Financial Condition
                     And Results of Operations (continued)

     The costs of the Year 2000 project through second quarter of fiscal 1999, excluding costs of internal Company employees, total $747,000 which has been charged to expense.

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

     Contingency planning is currently in progress. The Company has assembled a Year 2000 Contingency team and scheduled Contingency planning training. Formal contingency plans are being developed with an estimated completion date of September, 1999.


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


Item 3. Quantitative and Qualitative Disclosure of Market Risk

     The Company has interest rate cap agreements to manage interest rate exposure. These transactions reduce the Company's exposure to significant variations in interest rates. At February 27, 1999, a notional amount of $20,000,000 was covered by these agreements at an average rate of 9.375% through May, 1999. If the counterparties to these agreements fail to perform, the Company would no longer be protected from interest rate fluctuations by these agreements and could incur additional interest expense as a result. The Company does not anticipate nonperformance by the counterparties.

Part II.  Other Information

Item 2. Changes in Securities and Use of Proceeds

     At the annual meeting of the shareholders held on January 7, 1999, the shareholders voted to amend the Articles of Incorporation and Code of Regulations of the Company. These amendments provide the Board of Directors with a defensive framework within which to defend the Company, if necessary, from any future hostile acquisition. These amendments materially modified the rights of the holder of shares of the common stock of the Company. The amendments are briefly described as follows:

         1. The Articles of Incorporation were amended to add a modified version of the Ohio Share Acquisition Statue. The amendment modifies the Ohio Control Share Acquisition Statue to allow the Board of Directors to decline to put certain acquisitions of Company common stock to a vote of the shareholders, effectively rejecting such transactions. The effect of this amendment is to give the Board of Directors greater control over acquisitions of large stakes in the company and the discretion to prohibit such transactions.

         2. The Code of Regulations was amended to provide that members of the Board of Directors may be removed only for good cause. Under Ohio law, a board member can be removed at any time for any reason by a vote of the shareholders. The effect of the amendment is to prevent the removal of directors if they have not acted wrongfully. The intent of the amendment was to make an unsolicited acquisition of the company via proxy fight more difficult.

         3. The Code of Regulations was amended to require that any shareholder wishing to nominate a candidate for the board must do so at least 90 days before an annual shareholder meeting or 30 days before a special shareholders meeting. The effect of this amendment is to eliminate the possibility that a dissident group of shareholders could nominate and elect its own slate of directors from the floor of any shareholders meeting.

         4. The Code of Regulations was amended to provide that a special meeting of the Board of Directors may be called with 48 hours notice. The Code previously provided that a meeting could only be called with 7 days notice. The effect of the amendment is that a board meeting can be called in a much shorter period of time, and the Board will have greater flexibility in responding to any given situation.

         5. The Articles of Incorporation were amended to increase the number of authorized shares of common stock from 12,000,000 to 24,000,000. The effect of the amendment is to increase the number of shares which the company may issue, whether privately or in a public offering.

         6. The Articles of Incorporation were amended to provide that mergers or similar transactions may be approved by the affirmative vote of a majority of the shareholders, as opposed to the normal, two-thirds, if the Board of Directors approve the transaction by a majority vote. Previously, the Articles had required the shareholders to approve such a transaction by a two-thirds vote unless the Board of Directors had unanimously approved the transaction. Also, this provision of the Articles was amended to include "combinations" and "majority share acquisitions" as transactions included within the scope of these voting requirements. The effect of the amendment is to allow the shareholder to approve these types of transactions by a simple majority vote, as opposed to a two-thirds vote, under more circumstances.

     It is the intent of management in proposing these amendments to provide the Board of Directors with a significant degree of control over any given overture of acquisition to the company so that it might properly consider the best interests of all parties involved, and if necessary to strike the most favorable transaction for all. However, the end result will be to, in most cases, increase the authority of the Board of Directors in dealing with any hostile acquisition and to conversely limit the authority of the shareholders.

Item 6. - Exhibits and Reports on Form 8 K.

    6(a)  Exhibits Attached

          Exhibit 1 - Amended Articles of Incorporation and Code of
          Regulations.

          Exhibit 2 - Material Contract -- Non-Competition Agreement

    6(b) Reports on Form 8 K.

         On December 4, 1998, the company filed a Form 8-K in order to update the formal description of the Company's securities. The description was made pursuant to Item 5 of the form.


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

                                               SEAWAY FOOD TOWN, INC.
                                               Registrant

                                           /s/ Richard B. Iott
Date  April 12, 1999                     By ___________________________
                                           Richard B. Iott, President
                                            and Chief Executive Officer

                                           /s/ Waldo E.  Yeager
Date  April 12, 1999                     By ____________________________
                                           Waldo E. Yeager,
                                            Chief Financial Officer,
                                              Treasurer

                                                                    EXHIBIT 1

                        AMENDED ARTICLES OF INCORPORATION

                                       OF

                             SEAWAY FOOD TOWN, INC.

FIRST:   The name of said Corporation shall be SEAWAY FOOD TOWN, INC.

SECOND:   The place in the State of Ohio where its principal office is located is the City of Maumee, Lucas County.

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

5. To acquire by purchase, subscription, underwriting, participation in syndicates or otherwise, and to hold, own, sell, exchange, pledge, hypothecate or otherwise dispose of shares of stock, bonds, mortgages, debentures, trust receipts, participation certificates, certificates of beneficial interest, notes and other securities, obligations contracts, choses in action, and evidences of indebtedness generally, or interests therein, of any corporations, associations, firms, trusts, persons, governments, states, municipalities and other organizations: to receive, collect and dispose of interest, dividends and income upon, of or from any of the foregoing; to exercise any and all rights and privileges of individual ownership or interest in obligations, including the right to vote thereon for any and all purposes, and to do any and all acts and things for the preservation, protection, improvement and enhancement in value thereof; and to aid, by loan, subsidy, guarantee or otherwise those issuing, creating or responsible for same.

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

FOURTH:   The number of shares which the Corporation is authorized to have outstanding is 24,300,000, consisting of 24,000,000 Common Shares, without par value ("Common Shares") and 300,000 Serial Preferred Shares, without par value ("Serial Preferred Shares").

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

Section 2. Any merger or consolidation of the Corporation with or into any other corporation, any combination or majority share acquisition involving the Corporation, or any dissolution, or any sale, lease, exchange or other disposition of all or substantially all of the assets of the Corporation to or with any other corporation, person or entity, shall require the affirmative vote of the holders of at least two-thirds of each class or classes of the outstanding shares of capital stock of the Corporation issued and outstanding and entitled to vote. The provisions of this Section 2 of Article FIFTH shall not apply to any transaction described in the preceding sentence which has been approved by resolution adopted by the Directors at a meeting of the Board of Directors of the Corporation at which a quorum is present.

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



Section 3: No Person shall make a Control Share Acquisition without the prior authorization of the Corporation's shareholders.

(A) In order to obtain the shareholder's authorization of a Control Share Acquisition, a Person shall deliver a notice (the "Notice") to the Corporation at its principal place of business that sets forth all of the following information:

     (1)  The identity of the Person who is giving the Notice;

     (2)  A statement that the Notice is given pursuant to this Article
     FIFTH;
     (3) The number and class of shares of the Corporation owned, directly or indirectly, by the Person who gives the Notice;

     (4) The range of voting power under which the proposed Control Share Acquisition would, if consummated, fall;

     (5) A description in reasonable detail of the terms of the proposed Control Share Acquisition; and

     (6) Representations, supported by reasonable evidence, that the proposed Control Share Acquisition, if consummated, would not be contrary to law and that the Person who is giving the Notice has the financial capacity to make the proposed Control Share Acquisition.

(B) Within ten (10) days after receipt by the Corporation of a Notice that complies with paragraph (A), the Board of Directors of the Corporation shall call a special meeting of shareholders to consider the proposed Control Share Acquisition. Such special meeting shall be held not later than fifty (50) days after receipt of the Notice by the Corporation, unless the Person who delivered the Notice agrees to a later date. However, the Board of Directors shall have no obligation to call such meeting if it makes a determination within ten (10) days after receipt of the Notice (i) that the Notice was not given in good faith, (ii) that the proposed Control Share Acquisition would not be in the best interest of the Corporation and its shareholders or others whose interests the Board of Directors may take into consideration, or
(iii) that the Person who delivered the Notice has failed to adequately demonstrate (a) that such Person has the financial capacity to make the proposed Control Share Acquisition, or (b) that the proposed Control Share Acquisition would not be contrary to law if consummated. The Board of Directors may adjourn such meeting if, prior to such meeting, (i) the Corporation has received a Notice from any other Person, or (ii) a merger, consolidation or sale of assets of the Corporation has been approved by the Board of Directors and the Board of Directors has determined that the Control Share Acquisition proposed by such other Person or the merger, consolidation or sale of assets of the Corporation should be presented to shareholders at an adjourned meeting or at a special meeting held at a later date.

If the Board of Directors determines that a special meeting of shareholders should not be called pursuant to this paragraph (B), the determination shall not be deemed void or voidable merely because one or more of the directors or officers who participated in making such determination may be deemed to be other than disinterested if the material facts of the relationship giving rise to a basis for self-interest are known to the directors and the directors, in good faith reasonably justified by the facts, make such determination by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum. For purposes of this paragraph, "disinterested directors" shall mean directors whose material contacts with the Corporation are limited principally to activities as a director or shareholder. Persons who have substantial, recurring business or professional contacts with the Corporation shall not be deemed to be "disinterested directors" for purposes of this provision. A director shall not be deemed to be other than a "disinterested director" merely because he or she would no longer be a director if the proposed
Control Share Acquisition were approved and consummated.

(C) The Corporation shall give notice of such special meeting to all shareholders of record as of the record date set for such meeting as promptly as practicable. Such notice shall include or be accompanied by a copy of the Notice and by a statement of the Corporation, authorized by the Board of Directors, of its position or recommendation, or that it is taking no position or making no recommendation, with respect to the proposed Control Share Acquisition.

(D) The Person who delivered the Notice may make the proposed Control Share Acquisition if both the following occur: (i) the shareholders of the Corporation authorize such acquisition at the special meeting called by the Board of Directors and held for that purpose, and at which a quorum is present, by an affirmative vote of a majority of the voting shares represented at such meeting in person or by proxy, and by a majority of the portion of such voting shares represented at such meeting in person or by proxy excluding the votes of Interested Shares; and (ii) such acquisition is consummated, in accordance with the terms so authorized, not later than 360 days following such shareholder authorization of the Control Share Acquisition.

(E) Shares issued or transferred to any Person in violation of this Article FIFTH shall be valid only with respect to such amount of shares as does not result in a violation of this Article FIFTH, and such issuance or transfer shall be null and void with respect to the remainder of such shares (any such remainder of shares being hereinafter called "Excess Shares"). If the second clause of the foregoing sentence is determined to be invalid by virtue of any legal decision, statute, rule or regulation, any Person who holds Excess Shares in violation of this Article FIFTH shall be conclusively deemed to have acted as an agent on behalf of the Corporation in acquiring such Excess Shares and to hold such Excess Shares on behalf of the Corporation. While held by any Person in violation of this Article FIFTH, Excess Shares shall not be entitled to any voting rights, shall not be considered to be outstanding for quorum or voting purposes, and shall not be entitled to receive dividends or any other distribution with respect to such Excess Shares. Any such Person who receives dividends or any other distribution with respect to Excess
Shares shall hold the same as agent for the Corporation and, following a permitted transfer, for the transferee thereof. Notwithstanding the foregoing, any holder of Excess Shares may transfer the same (together with any distributions thereon) to any Person who, following such transfer, would not own shares in violation of this Article FIFTH. Upon such permitted transfer, the Corporation shall pay or distribute to the transferee any dividends or other distributions on the Excess Shares not previously paid or distributed.

(F)  As used in this Article FIFTH:

     (1) "Person" includes, without limitation, an individual, a corporation (whether nonprofit or for profit), a partnership, an unincorporated society or association, and two or more persons having a joint or common interest.

     (2) (a) "Control Share Acquisition" means the acquisition, directly or indirectly, by any Person of shares of the Corporation that, when added to all other shares of the Corporation in respect of which such Person may exercise or direct the exercise of voting power as provided in this paragraph (F)(2)(a), would entitle such Person, immediately after such acquisition, directly or indirectly to exercise or direct the exercise of voting power of the Corporation in the election of directors within any of the following ranges of such voting power:

               (i) One-fifth or more but less than one-third of such voting power;

               (ii) One-third or more but less than a majority of such voting power;

               (iii) A majority or more of such voting power.

     A bank, broker, nominee, trustee, or other Person who acquires shares in the ordinary course of business for the benefit of others in good faith and not for the purpose of circumventing this Article FIFTH shall, however, be deemed to have voting power only of shares in respect of which such Person would be able to exercise or direct the exercise of votes without further instruction from others at a meeting of shareholders called under this Article FIFTH. For purposes of this Article FIFTH, the acquisition of securities immediately convertible into shares of the Corporation with voting power in the election of directors shall be treated as an acquisition of such shares.

          (b) The acquisition of any shares of the Corporation does not constitute a Control Share Acquisition for the purpose of this Article FIFTH if the acquisition is consummated in any of the following circumstances:

               (i) By underwriters, in good faith and not for the purpose of circumventing this Article FIFTH, in connection with an offering of the securities of the Corporation to the public;

               (ii) By bequest or inheritance, by operation of law upon the death of any individual, or by any other transfer without valuable consideration, including a gift, that is made in good faith and not for the purpose of circumventing this Article FIFTH;

               (iii) Pursuant to the satisfaction of a pledge or other security interest created in good faith and not for the purpose of circumventing this Article FIFTH;

               (iv) Pursuant to a merger or consolidation adopted, or a combination or majority share acquisition authorized, by shareholder vote in compliance with the provisions of Article FIFTH, Section Two, of these Articles of Incorporation and 1701.78 or 1701.83 of the Ohio Revised Code, if the Corporation is the surviving or new corporation in the merger or consolidation or is the acquiring corporation in the combination or majority share acquisition and if the vote of shareholders of the surviving, new, or acquiring corporation is required by the provisions of 1701.78 or 1701.83 of the Ohio Revised Code;

               (v) Prior to January 7, 1999;

               (vi)  Pursuant to a contract existing prior to January 7, 1999;
     or

               (vii) The Person's being entitled, immediately thereafter, to exercise or direct the exercise of voting power of the Corporation in the election of directors within the same range theretofore attained by that person either as a result of compliance with the provisions of this section or as a result solely of the Corporation's purchase of shares issued by it.

     The acquisition by any Person of shares of the Corporation in a manner described under this paragraph (F)(2)(b) shall be deemed to be a Control Share Acquisition authorized pursuant to this Article FIFTH within the range of voting power under paragraph (F)(2)(a)(i), (ii) or (iii) of this Article FIFTH that such Person is entitled to exercise after such acquisition, provided that, in the case of an acquisition in a manner described under paragraph (F)(2)(b)(ii) or (iii), the transferor of such shares to such Person had previously obtained any authorization of shareholders required under this Article FIFTH in connection with such transferor's acquisition of shares of the Corporation.

          (c) The acquisition of shares of the Corporation in good faith and not for the purpose of circumventing this Article FIFTH, which (i) had previously been authorized by shareholders in compliance with this Article FIFTH or (ii) would have constituted a Control Share Acquisition but for paragraph (F)(2)(b), does not constitute a Control Share Acquisition for the purpose of this Article FIFTH unless such acquisition entitles any Person, directly or indirectly, to exercise or direct the exercise of voting power of the Corporation in the election of directors in excess of the range of such voting power authorized pursuant to this Article FIFTH, or deemed to be so authorized under paragraph (F)(2)(b).

     (3) "Interested Shares" means voting shares with respect to which any of the following Persons may exercise or direct the exercise of the voting power:

          (a) any Person whose Notice prompted the calling of the meeting of shareholders;

          (b) any officer of the Corporation elected or appointed by the directors of the Corporation; and

          (c) any employee of the Corporation who is also a director of the Corporation.

(G) No proxy appointed for or in connection with the shareholder authorization of a Control Share Acquisition pursuant to this Article FIFTH is valid if it provides that it is irrevocable. No such proxy is valid unless it is sought, appointed, and received both:

     (1) In accordance with all applicable requirements of law; and

     (2) Separate and apart from the sale or purchase, contract or tender for sale or purchase, or request or invitation for tender for sale or purchase, of shares of the Corporation.

(H) Proxies appointed for or in connection with the shareholder authorization of a Control Share Acquisition pursuant to this Article FIFTH shall be revocable at all times prior to the obtaining of such shareholder authorization, whether or not coupled with an interest.

(I) Notwithstanding any other provisions of these Articles of Incorporation or the Code of Regulations of the Corporation, as the same may be in effect from time to time, or any provision of law that might otherwise permit a lesser vote of the directors or shareholders, the affirmative vote of at least two-thirds (2/3) of the voting shares shall be required to alter, amend or repeal this Article FIFTH or adopt any provisions in the Articles of Incorporation or Code of Regulations of the Corporation, as the same may be in effect from time to time, that are inconsistent with the provisions of this Article FIFTH. This provision shall be in addition to any affirmative vote of the directors or the holders of any particular class or series of shares required by law, the Articles of Incorporation or the Code of Regulations of the Corporation, as the same may be in effect from time to time.

(J) The provisions of 1701.831 of the Ohio Revised Code, as amended from time to time, or any successor provision or provisions to said section, shall apply to this Corporation with respect to any particular Control Share Acquisition attempt, as such is defined in 1701.831 of the Ohio Revised Code, only if (a)there is a determination by a court of competent jurisdiction with respect to which no appeal is pending that the provisions of Article FIFTH of these Articles of Incorporation shall not be applicable to a particular Control Share Acquisition attempt, or
(b) in the event that Article FIFTH of these Articles of Incorporation, as such Articles of Incorporation may be amended from time to time, ceases to be an Article of these Articles of Incorporation, disregarding any renumbering of such Article FIFTH resulting from any amendment of these Articles of Incorporation.

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

                           CODE OF REGULATIONS
                                   OF
                          SEAWAY FOOD TOWN, INC.

                               ARTICLE I
                         MEETINGS OF SHAREHOLDERS

     Section 1.  Annual Meeting.   An annual meeting of the shareholders,
for the election of Directors to succeed those whose terms expire and for the transaction of such other business as may properly come before the meeting, shall be held at such place, on such date, and at such time as the Board of Directors shall designate each year, which date shall be within thirteen (13) months subsequent to the last annual meeting of shareholders.

     Section 2.  Special Meetings.   Special meetings of shareholders may
be called to be held on any business day in accordance with applicable provisions (if any) in the Amended Articles of Incorporation, and also in writing by the holders of twenty-five percent of the outstanding shares entitled to vote thereat, or by the Chairman of the Board of Directors, or by the President, or a Vice President, or a majority of the directors in office, or by the Board of Directors, or by the Executive Committee at a meeting thereof. Such meetings shall be held at the principal office of the corporation in Toledo, Ohio, unless the same is called by the Board of Directors or by the President, in which case it may be held at any place designated by the Board or by the President and specified in the notice of the meeting.

     Section 3.   Notice of Meetings.   Not less than seven nor more than
sixty days before the date fixed for a meeting of shareholders, written notice stating the time, place and purposes of such meeting shall be given by or at the direction of the Chairman of the Board, the President or the Secretary, or an Assistant Secretary, or any other person required or permitted by these Regulations to give such notice. The notice shall be given by personal delivery or by mail to each shareholder entitled to notice of the meeting who is of record as of the day next preceding the day on which notice is given or, if a record date therefor is duly fixed, of record as of said date; if mailed, such notice shall be addressed to the shareholder at his address as it appears on the records of the corporation. Notice of the time, place and purposes of any meeting of shareholders may be waived in writing, either before or after the holding of such meeting, by any shareholder, which writing shall be filed with or entered upon the records of the meeting.

     Section 4.  Quorum and Adjournments.   Except as may otherwise be
required by law, this Code of Regulations or the Amended Articles of Incorporation, at any meeting of shareholders or of any class of shareholders, the holders of a majority of the shares entitled to vote, then issued and outstanding, present in person or represented by proxy, shall constitute a quorum; provided, however, that any meeting, including a meeting at which a quorum is not present, may, by vote of the holders of a majority of the voting shares represented thereat, adjourn from time to time and from place to place in the State of Ohio without notice other than by announcement at such meeting. At any such adjourned meeting at which a quorum is present, any business may be transacted which might have been transacted at the meeting as originally notified or held.

     Section 5.   Proxies.   A person who is entitled to attend a
shareholders meeting, to vote thereat, or to execute consents, waivers or releases, may be represented at such meeting or vote thereat, and execute consents, waivers, and releases, and exercise any of his rights, by proxy or proxies appointed by a writing signed by such persons, as provided by the laws of the State of Ohio.

     Section 6. Approval and Ratification of Acts of Officers and Board. Except as otherwise provided by the Amended Articles of Incorporation or by law, any contract, act, or transaction, prospective or past, of the corporation, or of the Board, or of the officers may be approved or ratified by the affirmative vote at a meeting of the shareholders, or by the written consent, with or without a meeting, of the holders of shares entitling them to exercise a majority of the voting power of the corporation, and such approval or ratification shall be as valid and binding as though affirmatively voted for or consented to by every shareholder of the corporation.

                           ARTICLE II.
                       BOARD OF DIRECTORS

     Section 1. General Powers. Except where the law, the Amended Articles of Incorporation, or these Regulations require action to be authorized or taken by shareholders, all of the authority of the corporation shall be exercised by its Board of Directors.

     Section 2. Number of Directors. Until changed in accordance with the provisions of Article XI, the number of directors of the Corporation, none of whom need be shareholders, shall not be less than seven (7) nor more than twelve (12). Without amendment of these Regulations, the number of directors may be fixed or changed within the limitations of the preceding sentence, at any annual meeting or at any special meeting called for that purpose at which a quorum is present, by the affirmative vote of the holders of a majority of the shares which are represented at the meeting and entitled to vote on such proposal, or as may be expressly provided in the Amended Articles of Incorporation, but no reduction in the number of directors shall of itself have the effect of shortening the term of any incumbent director.

     Section 3.   Election of Directors.   Directors shall be elected at the
annual meeting of shareholders, but when the annual meeting is not held or directors are not elected thereat, they may be elected at a special meeting called and held for that purpose. Such election may be conducted in any manner approved at such meeting subject to the right of any shareholder entitled to vote at such election to require that such election shall be by ballot.

          At a meeting of shareholders at which directors are to be elected, only persons nominated as candidates shall be eligible for election as directors, and the candidates receiving the greatest number of votes shall be elected.

          Any shareholder wishing to nominate a director must do so in a signed writing to the Company at least Ninety (90) days in advance of the annual meeting at which the director is to run for office or Thirty
(30) days in advance of a special meeting called for that purpose. The signed writing must contain background information sufficient to include in the Company's proxy statement, and must be accompanied by a certification by the nominated director that such person will, if elected, accept the position.

     Section 4.   Term of Office.   The directors shall be divided into
three (3) classes, each of which shall consist of not less than two (2) directors nor more than four (4) directors. The term of office of the first class shall expire on the day of the annual election of the Corporation following the close of the 1982 fiscal year; the term of office of the second class shall expire on the day of the annual election of the Corporation following the close of the 1983 fiscal year; the term of office of the third class shall expire on the day of the annual election of the Corporation following the close of the 1984 fiscal year. The number of directors in each class shall be the whole number contained in the quotient arrived at by dividing the authorized number of directors by three and if a fraction is also contained in such quotient, then if such fraction is one-third (1/3) the extra director shall be a member of Class III and if the fraction is two-thirds (2/3) one of the extra directors shall be a member of Class III and the other extra director shall be a member of Class II. At each annual election after such classification, the number of directors equal to the number of the class whose term expires on the day of such election shall be elected for a term of three (3) years. If the number of the directors of the Corporation is increased pursuant to Section 2 of this Article II, directors nominated to a class whose term does not expire on the day of such election shall be elected for an initial term whose length shall be the number of years remaining in the term of such class. Directors shall hold office until the annual meeting at which their terms are to expire and until their successors are elected and qualified, or until their earliest resignation, removal from office or death. Notwithstanding any other provision of this Code of Regulations, any director, or the entire Board of Directors, may be removed at any time, at a meeting of the stockholders called for that purpose, but only for good cause shown and only by the affirmative vote of the holders of two-thirds (2/3) or more of the voting power of the Corporation entitled to vote generally in the election of directors.

     Any director may resign at any time by oral statement to that effect made at a meeting of the Board, or in writing to that effect. Such resignation shall be effective immediately or at such other time as the director may specify.

     Section 5.   Vacancies.   In the event of the occurrence of any vacancy
or vacancies in the Board, the remaining directors, though less than a majority of the whole authorized number of directors, may, by the vote of a majority of their number, fill such vacancy for the remainder of the unexpired term of the position to which such director is appointed.

     Section 6. Quorum. A majority of the qualified directors at any time in office shall constitute a quorum for all purposes; provided, however, that at any meeting duly called, whether a quorum is present or otherwise, a majority of the directors present may adjourn from time to time and from place to place within or without the State of Ohio without notice other than by announcement at the meeting. At any such adjourned meeting at which a quorum is present any business may be transacted which might have been transacted at the meeting as originally called.
At each meeting of the Board of Directors at which a quorum is present all questions and business shall be determined by a vote of the majority of the directors present unless a different vote is required by law, by the Articles of Incorporation, or by this Code of Regulations.

     Section 7.   Meetings.   Immediately after each annual meeting of the
shareholders, the newly elected and continuing directors shall hold an organization meeting for the purpose of electing officers and transacting any other business. Notice of such meeting need not be given. Regular meetings of the Board of Directors shall be held at such times and places within or without the State of Ohio as may be provided for in bylaws or resolutions adopted by the Board. Special meetings may be held at any time and place within or without the State of Ohio upon call by the Chairman of the Board, the President, or a majority of the directors in office. Notice of the time and place of each special meeting shall be given by letter or telegram or in person not less than Forty-eight (48) hours prior to such time. Notice of any special meeting may be waived in writing and will be waived by any director by his attendance thereat. Unless otherwise indicated in the notice thereof, any business may be transacted at any meeting held by the Board of Directors.

     Section 8.   Compensation.   The directors, by the affirmative vote of
a majority of those in office, and irrespective of any personal interest of any of them, may establish reasonable compensation, which may include pensions, profit sharing plans, disability and death benefits, or other benefits, for services to the corporation by directors and officers, or may delegate such authority to one or more officers or directors.

                           ARTICLE III
                 EXECUTIVE AND OTHER COMMITTEES

     Section 1.   Executive Committee.   The Board of Directors at any time
by the affirmative vote of not less than two-thirds of all directors in office at the time may appoint from its members an Executive Committee which shall consist of not less than three (3) members. Each member of such Committee shall hold office during the pleasure of the Board of Directors and may be removed by the Board at any time with or without cause. Vacancies occurring in the Committee may be filled by the Board of Directors. The Committee shall prescribe its own rules for calling and holding meetings and its method of procedure, subject, however, to any rules prescribed by the Board of Directors, and the Committee shall keep minutes of its meetings. A quorum for any meeting of the Committee shall consist of not less than a majority of the members; and at each meeting of the Committee at which a quorum is present, all questions and business shall be determined by the affirmative vote of not less than a majority of the members. Except as the Committee's powers and duties may be limited or otherwise prescribed by the Board of Directors, the Committee, during the intervals between the meetings of the Board, shall have general control over the corporation's current and usual business; provided, however, that the Committee shall not declare dividends on shares, nor authorize the issuing of any shares or other securities, nor employ a general manager, nor elect or remove any officers, nor fill vacancies in the Board of Directors or in the Committee, nor, unless specifically so authorized by the Board of Directors, adopt or modify any profit sharing or pension plans, or fix the salaries of officers or authorize the payment of bonuses or management funds to officers.
Subject to said exceptions, persons dealing with the corporation shall be entitled to rely upon any action of the Committee with the same force and effect as though said action had been taken by the Board of Directors. Subject to the rights of third persons, any action of the Committee shall be subject to revision or alteration by the Board of Directors.

     Section 2.   Other Committees.   The Board of Directors is authorized
to create such other committees as the Board shall deem essential to the prosecution of the business of the corporation and to confer upon any such committee such powers and authority as the Board Deems desirable, except such as under Section 1 may not be exercised by or delegated to the Executive Committee.

                           ARTICLE IV
                            OFFICERS

     Section 1.   Officers Designated.   The Board of Directors, at its
organization meeting, may elect a Chairman of the Board, and shall elect a President, one or more Vice Presidents, one of whom, if so designated, may be an Executive Vice President, a Secretary, and a Treasurer, and, in its discretion, one or more Assistant Secretaries and one or more Assistant Treasurers and such other officers as it may determine. The Chairman of the Board and the President shall be, and the other officers may be but need not be, chosen from the members of the Board of Directors. Any two, but not more than two, of such offices may be held by the same person but in any case where the action of more than one officer is required, no person shall act in more than one capacity.

     Section 2.   Term of Office.   The officers of the corporation shall
hold office until the next organization meeting of the Board of Directors and until their respective successors are chosen and qualified, except in case of resignation, death or removal. The Board of Directors may remove any officer at any time with or without cause by a majority vote of the members of the Board at the time. A vacancy in any office may be filled by election by the Board of Directors.

     Section 3.   Chairman of the Board.   The Chairman of the Board, if
any, shall preside at all meetings of the shareholders and of the Board of Directors and shall have such other powers and duties as from time to time may be prescribed by the Board of Directors.

     Section 4.   President.   In the absence or non-election of a Chairman
of the Board, the President shall preside at meetings of the shareholders and of the Board of Directors. Subject to the directions of the Board of Directors, the President shall be the chief executive officer of the corporation and shall have general supervision over its property, business and affairs. He may execute all authorized deeds, mortgages, bonds, contracts and other obligations in the name of the corporation and shall have such other powers and duties as may be prescribed by the Board of Directors.

     Section 5.     Vice Presidents.    The Vice Presidents, in the absence or
disability of the Presidents, in the order designated by the Board of Directors, shall perform the President's duties, together with such other duties as the Board of Directors from time to time may prescribe. The power of the Vice Presidents to execute all authorized deeds, mortgages, bonds, contracts and other obligations in the name and on behalf of the corporation shall be coordinate with like powers of the President.

    Section 6.     Secretary.     The Secretary shall keep the minutes of all
meetings of the shareholders and of the Board of Directors. He shall keep such books as may be required by the Board of Directors, shall have charge of the seal of the corporation, and shall give all notices of meetings of shareholders and of the Board of Directors; provided, however, that any persons calling such meeting may, at their option, themselves give such notice. The secretary shall have such other powers and duties as the Board of Directors may prescribe.

     Section 7.     Treasurer.     The Treasurer shall receive and have in
charge all money, bills, notes, bonds, stocks and securities in other corporations and similar property belonging to the corporation, and shall do with the same as may be ordered by the Board of Directors. He shall keep accurate financial accounts and hold the same open for the inspection or examination of the Directors, and shall have such other powers and duties as may be prescribed by the Board of Directors. On the expiration of his term of office, he shall turn over to his successor or to the Board of Directors, all property, books, papers and money of the corporation in his hands.

     Section 8.     Other Officers.     The Assistant Secretaries and the
Assistant Treasurers and the other officers, if any, shall have such powers and duties as may be prescribed by the Board of Directors.

     Section 9. Delegation of Duties - General Manager. The Board of Directors is authorized to delegate the duties of any officer to any other officer, employee or committee, and generally to control the action of the officers and to require the performance of duties in addition to those mentioned herein. The Board of Directors, in its discretion, is authorized to employ a General Manager, who may but need not be one of the above-mentioned officers of the corporation, and the Board may delegate to him such duties otherwise devolving upon officers of the corporation, as the Board may see fit.

     Section 10. Compensation. The Board of Directors is authorized to determine, or to provide the method of determining, or to empower a committee of its members to determine, the compensation of all officers. Such compensation may be by way of fixed salary, or on the basis of earnings of the corporation, or any combination thereof, or otherwise, as may be determined from time to time by the Board of Directors or by any committee empowered by the Board.

     Section 11.    Bond.     Any officer, if so required by the Board of
Directors, shall furnish a fidelity bond in such sum and with such security as the Board of Directors may require.

     Section 12.    Signing Checks and Other Instruments.   The Board of
Directors is authorized to determine, or provide the method of determining, the manner in which checks, notes, bills of exchange, contracts and other obligations and instruments of the corporation shall be signed, countersigned or endorsed, as the case may be.

                            ARTICLE V
                     CERTIFICATES FOR SHARES

     Section 1.     Form of Certificates and Signatures.    Each holder of
shares is entitled to one or more certificates, signed by the Chairman of the Board or the President or a Vice President and by the Secretary, or an Assistant Secretary, the Treasurer, or an Assistant Treasurer of the corporation, which shall certify the number and class of shares held by him in the corporation, but no certificate for shares shall be executed or delivered until such shares are fully paid. When such a certificate is countersigned by an incorporated transfer agent or registrar, the signature of any of said officers of the corporation may be facsimile, engraved, stamped, or printed. Although any officer of the corporation whose manual or facsimile signature is affixed to such a certificate so countersigned ceases to be such officer before the certificate is delivered, such certificate, nevertheless, shall be effective in all respects when delivered.

     Section 2. Transfer of Shares. Shares of the corporation shall be transferable upon the books of the corporation by the holders thereof, in person, or by a duly authorized attorney, upon surrender and cancellation of certificates for a like number of shares of the same class or series, with duly executed assignment and power of transfer endorsed thereon or attached thereto, and with such proof of the authenticity of the signatures to such assignment and power of transfer as the corporation or its agents may reasonably require.

     Section 3. Lost, Stolen or Destroyed Certificates. If any certificate for shares is lost, stolen or destroyed, the Chairman of the Board, the President or any Vice President of the corporation may, upon being satisfied of that fact, authorize the issuance of a new certificate in place thereof upon the corporation being furnished with an affidavit in such form as such officer may require to the effect that the shares represented by said certificate belonged to the shareholder requesting a new certificate, and upon the corporation being furnished with a good and sufficient open penalty bond upon such terms and secured by such surety as such officer in his discretion may require. Such officers in their discretion may refuse to issue a new certificate until the corporation has been indemnified to its satisfaction and has been protected to its satisfaction by a final order or decree of a court of competent jurisdiction.

     Section 4.     Transfer Agents and Registrars.    The Board of Directors
may appoint, or revoke the appointment of, transfer agents and registrars and may require all certificates for shares to bear the signatures of such transfer agents and registrars, or any of the them. The Board of Directors shall have authority to make all such rules and regulations as it may deem expedient concerning the issue, transfer, and registration of certificates for shares of the corporation.

                           ARTICLE VI
     RECORD DATES

     For any lawful purpose, including, without limitation, the determination of the shareholders who are entitled to:

     (1)  receive notice of or to vote at a meeting of shareholders,
     (2)  receive payment of any dividend or distribution,
     (3) receive or exercise rights of purchase of or subscription for, or exchange or conversion of, shares or other securities, subject to contract rights with respect thereto, or
     (4) participate in the execution of written consents, waivers, or releases,

the Board of Directors may fix a record date which shall not be a date earlier than the date on which the record date is fixed and, in the cases provided for in clauses (1), (2), and (3) above, shall not be more than sixty days preceding the date of the meeting of shareholders, or the date fixed for the payment of any dividend or distribution, or the date fixed for the receipt or the exercise of rights, as the case may be. The record date for the purpose of the determination of the shareholders who are entitled to receive notice of or to vote at a meeting of shareholders shall continue to be the record date for all adjournments of such meeting, unless the Board of Directors or the persons who shall have fixed the original record date shall, subject to the limitations set forth in this Article, fix another date, and in case a new record date is so fixed, notice thereof and of the date to which the meeting shall have been adjourned shall be given to shareholders of record as of such date in accordance with the same requirements as those applying to a meeting newly called. The Board of Directors may close the share transfer books against transfers of shares during the whole or any part of the period provided for in this Article, including the date of the meeting of shareholders and the period ending with the date, if any, to which adjourned.

                           ARTICLE VII
                              SEAL

     The Board of Directors shall provide a suitable seal containing the name of the corporation. If deemed advisable by the Board of Directors, duplicate seals may be provided and kept for the purposes of the corporation.

                          ARTICLE VIII
                           FISCAL YEAR

     The Board of Directors shall have the authority to establish the fiscal year of the corporation and to change the same from time to time as may be necessary.

                           ARTICLE IX
           CANCELLATION OF FORMER CODES OF REGULATIONS

     This amended Code of Regulations supersedes all Codes of Regulation and bylaws heretofore adopted.

                            ARTICLE X
            AUTHORITY TO TRANSFER AND VOTE SECURITIES

     The Chairman of the Board, the President, and a Vice President of the corporation are each authorized to sign the name of the corporation and to perform all acts necessary to effect a transfer of any shares, bonds, other evidences of indebtedness or obligations, subscription rights, warrants, and other securities of another corporation owned by this corporation and to issue the necessary powers of attorney for the same; and each such officer is authorized, on behalf of this corporation, to vote such securities, to appoint proxies with respect thereto, and to execute consents, waivers, and releases with respect thereto, or to cause any such action to be taken.



                           ARTICLE XI
                           AMENDMENTS

     Except for Amendments to Sections 2, 4, 5, 6, and 7 of Article II and except for amendments to this Article XI of this Code of Regulations which shall require the affirmative vote of the holders of record of shares entitling them to exercise two-thirds of the voting power of the Corporation on such proposal, this Code of Regulations may be altered, changed or amended in any respect or superceded by a new Code of Regulations in whole or in part by the affirmative vote of the holders of record of shares entitling them to exercise a majority of the voting power of the Corporation on such proposal, at any annual or special meeting called for such purpose, or without a meeting by the written consent of the holders of record of shares entitling them to exercise two-thirds of the voting power of the Corporation. In case of adoption of any regulation or amendment by such written consent, the Secretary shall enter the same in his records and mail a copy thereof to each shareholder who did not participate in the adoption thereof.

                                                                   EXHIBIT 2
               COVENANT NOT TO COMPETE AND RELEASE

          This Covenant Not To Compete and Release (the "Agreement") is made and entered into by and between David J. Walrod ("Employee") and Seaway Food Town, Inc. ("Company").

                           WITNESSETH:

          WHEREAS, Employee currently serves as an officer and director of Company; and

          WHEREAS, Employee has decided to leave the Company in order to pursue other interests; and

          WHEREAS, As a result of his employment with the Company and his position as a director, Employee possesses a great deal of confidential information regarding the Company; and

          WHEREAS, Such knowledge would greatly harm the Company if put to use by a competitor or any other party with interests adverse to that of the Company's; and

          WHEREAS, in light of the foregoing, Company and Employee have decided to enter into the following Covenant Not To Compete and Release.

          NOW, THEREFORE, in consideration of these premises, the promises and mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

          1.   Employment.   Employee's employment  with the  Company is
hereby terminated.

          2.   Directorship.   Employee  hereby resigns  as  a director  of
the Company.

          3. Compensation. Employee shall receive as total consideration for the mutual promises and obligations contained in this Agreement the sum of Four Hundred Fourteen Thousand Dollars ($414,000.00), to be paid as follows:

          (a) $150,000.00 to be paid on the eighth day after a copy of this Agreement, fully executed by Employee, shall have been delivered to the Company (the "Effective Date").

          (b)  $65,000.00 to be paid six (6) months from the Effective Date.

          (c)  $65,000.00 to be paid one (1) year from the Effective Date.

          (d)  $65,000.00 to be paid eighteen (18) months from the  Effective
               Date.

          (e) $69,000.00 to be paid twenty-four (24) months from the Effective Date.

The parties hereto agree that in the event of any breach of this Agreement by the Employee, all payments hereunder shall cease and all right to further payments hereunder shall be forfeited. The parties agree that such cessation of payments shall not relieve the Employee of any duties or responsibilities under this Agreement.

          4. Life Insurance. The Company will transfer ownership of a certain life insurance policy maintained on the life of Employee to Employee. Employee shall be responsible for all subsequent payments under said policy
and for any and all  other  obligations under  said  policy.   Employee
further agrees to indemnify and hold harmless the Company from any and all claims, demands, causes of action or liabilities arising in any way out of said policy.

          5. Car. The Company will transfer the title to the Employee's Company owned car, a 1996 Lincoln, to the Employee. The Employee shall be responsible for insuring and maintaining the car, and for all other matters related to the car, after the Effective Date. Employee further agrees to indemnify and hold harmless the Company from any and all claims, demands, causes of action or liabilities arising in any way out of or related in any way to the car, its operation and/or expenses.

          6. Health Insurance. The Company will pay for the health insurance plan now provided to the Employee for the six month period beginning on the Effective Date, prorated for any partial calendar month at the beginning and/ or end of such six month period.

          7.   Restrictive Covenant.   Employee acknowledges and recognizes
Employee's possession of Proprietary Information and the highly competitive nature of the business of the Company and, accordingly, agrees that in consideratiion of the premises contained herein, Employee will not, for the period beginning on the Effective Date and ending on the date two (2) years from the Effective Date: (i) within a 100 mile radius from such place or places as the Company may from time to time conduct business, directly or indirectly engage in any activities which are in competition with, or adverse to the interests of, the business of the Company whether such engagement shall be as an employer, officer, director, owner, employee, consultant, stock-holder, partner or other participant; or (ii) assist, aid, or otherwise be involved with, any person, firm or entity, whether as an employer, officer, director, owner, employee, consultant, stockholder, partner or other participant, which engages in any such competition in the manner described in the foregoing clause (i). As an example, and not by way of limitation, the above precludes the Employee from being involved with Kroger, Meijer, CVS, or Rite Aid. While in some cases the corporate offices of those companies may be more than 100 miles from any place in which the Company conducts business, those companies do business within such 100 mile radius. If the Employee violates any of the provisions of the foregoing paragraph due to his acceptance of employment with a competitor, the Company's sole remedy shall be to cease making payments pursuant to section three (3) hereunder; provided, however, that nothing contained herein shall be construed to prevent the Company from pursuing any and all remedies available to it, whether at law, in equity, or otherwise, for the breach of any other provision of this section or of this Agreement

          In addition, during the term hereof, with or without reason, Employee shall not: (i) induce employees of the Company to terminate their employment with the Company or to engage in any such competition;
(ii) induce clients, customers or suppliers of the Company to terminate their business relationship with the Company; or (iii) solicit business from any clients or customers of the Company who were clients or customers of the Company at any time during Employee's employment therewith; provided, however, that the ownership of less than five percent (5%) of the outstanding capital stock of any corporation whose shares are traded on a national securities exchange or on the over-the-counter market shall not be deemed engaging in any such competition.

          If the Employee accepts employment with any person, firm, or entity, there shall be no violation of this section seven (7) if such employment would not have constituted a breach of the provisions of this section seven (7) at the time of such acceptance.

          The Employee shall not be precluded from working on commercial real estate development so long as such development does not involve (as a tenant, purchaser, investor, or in any other manner) any person, firm or other entity which directly or indirectly engages, within a 100 mile radius from such place or places as the Company may from time to time conduct
business,   in  any activities which are in  competition with, or adverse  to the interests of, the business of the Company, whether such engagement shall be as an employer, officer, director, owner, employee, consultant, stockholder, partner or other participant.

          Because Employee has represented the Company in negotiations with its various unions and because Employee has invaluable knowledge regarding the Company's negotiating position and strategies, the parties hereto expressly recognize that Employee's employment with any labor organization which the Company recognizes, whether presently or in the future, as a bargaining representative of Company employees shall constitute an inherent breach of the provisions of sections 7 and 8 hereunder, and Employee hereby agrees to refrain from associating with any such labor organization in any manner, including, but not limited to, accepting employment with or consulting or working for, any such labor organization.
In the event of the breach of the terms and provisions of the foregoing paragraph, the Company may pursue any remedy available to it, whether at law, in equity, or otherwise.

          Employee shall not take any action which is opposed to the best interests of the Company, its employees, officers, or directors. Employee shall not make disparaging remarks regarding the Company, its employees, officers, or directors, or take any action which would harm or disparage the Company, its employees, officers, or directors, in any manner, or damage the reputation of the Company, its employees, officers, or directors.

          8. Proprietary Information. Employee understands and acknowledges that:

               (a) Employee's employment created a relationship of confidence and trust between Employee and the Company with respect to certain information applicable to the business of the Company or applicable to the business of any client or customer or licensee of the Company, which has been made known to Employee by the Company or by any client or customer of the Company or learned by Employee during his employment with the Company.

               (b)  The Company possesses and will  continue  to   possess
information that has been created, discovered, or developed by, or otherwise become known to, the Company (including, without limitation, information created, discovered or developed by, or made known to, Employee prior to the term hereof or during the term hereof) or in which property rights have been or may be assigned or otherwise conveyed to the Company, which information has commercial value in the business in which the Company is engaged and is
treated by the Company as confidential.   Except as otherwise herein provided,
all such information is hereinafter called "Proprietary Information", which term, as used herein, shall also include, but shall not be limited to, business practices, formulations, costing, data, functional specifications, computer programs, know-how, research, technology, improvements, developments, designs, marketing plans, strategies, forecasts, new products, trade secrets, unpublished financial statements, budgets, projections, licenses,
franchises,  prices,  costs,  and customer  and  supplier    information  and
lists.    Notwithstanding  anything contained in this Agreement to the contrary, the term "Proprietary  Information" shall  not  include
(i) information which is in the public domain, (ii) information which is published or otherwise becomes part of the public domain through no act or fault of Employee, (iii) information which subsequently becomes available to Employee on a non-confidential basis from a source other than the Company and which source, to the best of Employee's knowledge, did not acquire the information on a confidential basis, or
(iv) information required to be disclosed by any federal or state law, rule or regulation or by any applicable judgment, order or decree of any court or governmental body or agency having jurisdiction in the premises.

               (c)  All Proprietary Information shall be the sole property of
the Company, its successors  and its assigns.   Employee assigns to the
Company any rights Employee may have or acquire in such Proprietary Information, and further assigns to the Company any and all inventions, programs, copyrights, trademarks and/or service marks, and all amendments and enhancements of same developed or obtained by Employee during the period of his employment with the Company. At all times, Employee shall keep in strictest confidence and trust all Proprietary Information, and Employee shall never use or disclose any Proprietary Information without the written consent of the Company.

               (d) Employee shall promptly surrender to the Company or its nominee any Proprietary Information or document, memorandum, record, letter or other paper in his possession or under his control relating to the operation, business or affairs of the Company.

          Because Employee has represented the Company in negotiations with various unions and because Employee has invaluable knowledge regarding the

Company's negotiating position and strategies, the parties hereto expressly recognize that Employee's employment with any labor organization which the Company recognizes, whether presently or in the future, as a bargaining representative of Company employees shall constitute an inherent breach of the provisions of sections 7 and 8 hereunder, and Employee hereby agrees to refrain from associating with any such labor organization in any manner, including, but not limited to, accepting employment with or consulting or working for, any such labor organization.

          Employee recognizes that in the event of a breach of the Proprietary Information provisions of this Agreement, the Company does not have an adequate remedy at law.

          9. Reasonableness of Restrictions. Employee agrees that the foregoing limitations are reasonable and properly required for the adequate protection of the business of the Company, and that in the event that any such limitation is found to be unreasonable by a court of competent jurisdiction, the Employee agrees and submits to the alteration of such limitation as shall appear reasonable to the court. Employee further agrees that in the event of any breach of this Agreement, the Company does not have an adequate remedy at law.

          10.  Release.  In return for the consideration set forth in Section
3 above,  Employee,   Employee's   heirs, estates, executors, administrators,
employees, successors and assigns do fully release and discharge the Company and its officers, directors, agents, servants, employees, consultants, successors and assigns from any and all claims of any and every kind, nature and character, known or unknown, including, but not limited to, any and all claims to the existence of an employer-employee relationship which Employee may now have against Company, or has ever had against Company and/or officers, directors, agents, servants, employees, consultants, successors and assigns, which arise in whole or in part from any dealing of any kind between Employee and Company and/or any officer, director, agent, servant, employee, or consultant of Employee and/or Company, which have transpired prior to the Effective Date, including, but not limited to any and all claims, rights, demands, and causes of action of any and every kind, known or unknown, whether arising out of any claims for breach of contract, breach of enforceable promise, breach of the implied covenant of good faith and fair dealing, fraud, negligent or intentional misrepresentation, wrongful discharge, race discrimination, religious discrimination, national origin and ancestry discrimination, age
discrimination, physical  handicap   discrimination,  sexual   preference
discrimination,   sex discrimination, sexual harassment,  intentional and/or negligent infliction  of emotional  distress,  negligence,  defamation,
false  imprisonment,  loss   of consortium, injury  to  personal  reputation,
damages to personal and family rights, violation of the right to privacy, violation of the United States Constitution, any breach of any express or implied contract, any breach of any express or implied covenant of good faith and fair dealing, any tort, personal injury, employment discrimination arising under the common law, or any statute including the Civil Rights Act of 1964, as amended; the Age Discrimination in Employment Act, 42 U.S.C. Section 1981; The Americans With Disabilities Act of
1990, 42 U.S.C. Section 12101; 42 U.S.C. Sections 1981-88; Ohio Fair Employment Practices Act, Ohio Rev. Code ch. 4112, or any other federal, state or municipal statute,  regulation  or  order  relating  to  wrongful
discharge,   employment discrimination and/or terms  of employment.   Employee
represents and warrants that he has not assigned any such claims or authorized any other person or entity to assert such claims on Employee's
behalf.   Further, Employee  agrees that under  this Agreement,  Employee waives any and all claims for damages incurred at any time after the date of this Agreement.

          11.  Denial of  Liability.   Liability for  any and  all claims
which Employee may have against the Company is expressly denied by the Company. Liability for any and all claims which the Company may have against Employee is expressly denied by Employee. Neither this Agreement itself nor the furnishing of consideration for this Agreement shall be deemed or construed at any time for any purpose as an admission of liability or responsibility for any wrongdoing of any kind.

          12.  Litigation.   At  no time  subsequent  to the  execution  of
the Agreement will Employee file or maintain, or cause or knowingly permit the filing or maintenance, in any state, federal or foreign court, or before any local, state, federal or foreign administrative agency, and/or other tribunal, any charge, claim or action of any kind, nature and character whatsoever, known or unknown, which the Employee may now have, has ever had, or may in the future have against the Company and/or any officer, director, consultant or agent of the Company which is based in whole or in part on any matter referred to herein. However, this section shall not prevent the Employee from suing to enforce this Agreement.

          13. Offer and Acceptance. The delivery of an executed copy of this Agreement to the Employee shall constitute an offer to contract on the terms
and conditions contained herein.   Employee  shall have 21  days after  the
Date of Delivery to accept such offer by deliverying, in conformity with the requirements set forth in section 22 hereunder, a fully executed copy of this Agreement to the Company. If Employee fails to deliver a fully executed copy of this Agreement within such 21 day period, such offer shall be deemed to have lapsed and this Agreement shall be null and void and of no effect.

          14. Age Discrimination in Employment Act. In order to comply with the provisions of Title II of the Older Workers Benefits Protection Act, the parties further agree as follows:

          (a) Employee agrees to waive any right or claim Employee may have against the Company under the Age Discrimination in Employment Act.

          (b) Employee represents that Employee understands that by entering into this Agreement Employee is agreeing, among other things, not to bring any charge or action for age discrimination against the Company.

          (c) Employee further represents that Employee understands that Employee is voluntarily waiving the right to bring an action against the Company for age discrimination.

          (d) Employee represents that Employee understands that by entering into this Agreement Employee does not waive any rights or claims that may arise after the Effective Date.

          (e) Employee represents that Employee understands that this waiver is in exchange for the benefits in this Agreement.

          (f) Employee is advised to consult with an attorney prior to signing this Agreement.

          (g)  Employee understands that Employee has a period of twenty-one
               (21) days from the date in which Employee has been presented with a copy of the Agreement to consider and execute said Agreement.

          (h) Employee understands that he has a period of seven (7) days after signing this Agreement in which to revoke this Agreement.

          (i) Employee represents that he understands that this Agreement shall not become effective or enforceable until the eighth
               (8th)  day after Employee signs this Agreement.

          15. Legal Consultation. EMPLOYEE REPRESENTS THAT HE HAS BEEN ADVISED BY THE COMPANY TO CONSULT WITH LEGAL COUNSEL REGARDING THIS AGREEMENT.

          16. Confidentiality. Employee agrees not to disclose any information concerning this Agreement to anyone, including past, present, and future employees of the Company except as may be necessary to enforce rights contained herein in an appropriate legal or administrative proceeding.

          17. Evidentiary Matters. Notwithstanding the terms and provisions of section 16, the Company and Employee agree that this Agreement may be used as evidence in any subsequent proceeding in which either of the parties allege a breach of this Agreement.

          18. Severability. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in anyway.

          19. State Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Ohio.

          20. Binding Effect. EMPLOYEE AND THE COMPANY REPRESENT THAT EMPLOYEE AND THE COMPANY HAVE CAREFULLY READ THIS AGREEMENT, THAT EMPLOYEE AND THE COMPANY FULLY UNDERSTAND ITS FINAL AND BINDING EFFECT, AND THAT IT CONSTITUTES THE ENTIRE AGREEMENT AMONG THE PARTIES HERETO.

          21. Voluntary Action. IT IS UNDERSTOOD BY EMPLOYEE THAT EMPLOYEE HAS THE OPTION OF SIGNING THIS AGREEMENT, AND IF EMPLOYEE CHOOSES TO SIGN THIS AGREEMENT, SUCH ACTION WILL BE A VOLUNTARY ACT ON THE EMPLOYEE'S PART.

          22. Notices. All notices, requests, demands, revocations, and other communications hereunder shall be in writing and shall be deemed to have been duly given, and all deliveries required hereunder shall be deemed to have been duly made, if personally delivered or, if mailed, when mailed by United States first class, certified or registered mail, postage prepaid, to the other party at the following addresses (or at such other address as shall be given in writing by any party to the other):

          If to Employee, to:

               David J. Walrod
               29263 Belmont Lake Rd.
               Perrysburg, OH 43551

          If to Company, to:

               Seaway Food Town, Inc.
               1020 Ford St.
               Maumee, OH 43537
               Attention: Richard B. Iott

          With a required copy to:

               Spengler Nathanson, P.L.L.
               608 Madison Ave.
               Suite 1000
               Toledo, OH 43604-1169
               Attention: Gary D. Sikkema, Esq.

          23. Entire Agreement. This Agreement contains the entire agreement between Employee and the Company and supersedes all prior discussions and agreements, written or oral, and may be modified only by written agreement executed by Employee and the Company.

          24. Receipt. Employee was presented with a copy of this Agreement, fully executed by the Company, on the 27th day of January, 1999.

          25. Company. Company, as the term is used in this Agreement, shall mean Seaway Food Town, Inc., and all of its subsidiaries and any other entity or person which controls, is controlled by, or is under common control with, Seaway Food Town, Inc.

          26.  Successors and Assigns.   This Agreement  shall be binding
upon, and inure to the benefit of, the successors and assigns of the Company.


          IN WITNESS WHEREOF, Seaway Food Town, Inc. has caused this Agreement to be duly executed as of this 27th day of January, 1999.

                              SEAWAY FOOD TOWN,INC.

                              By: /s/ Richard B. Iott
                                    Richard B. Iott, President

                                   ACCEPTANCE
          David J. Walrod hereby agrees to be bound by the foregoing Agreement on this 27th day of January, 1999 (the "Date of Acceptance"), and acknowledges his understanding that this Agreement shall become fully binding on all of the parties hereto on the eighth day after the execution of this Acceptance unless earlier revoked by Employee.


                              /s/ David J. Walod
                              David J. Walrod