Form 10-Q
period 1999-05-29
SEAWAY FOOD TOWN INC
filed 1999-07-13
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                                     20549

                                   FORM 10 Q
(Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended May 29, 1999 Commission File number 0-80.

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

                Class                         Outstanding at July 8, 1999
        Common stock, without par                  6,673,643 shares
        value (stated value $2.00 per share)

                                     Index

                             Seaway Food Town, Inc.


Part I.  Financial information

     Item 1.  Financial Statements (Unaudited)

              Consolidated Statements of Income -- Thirteen and Thirty-nine weeks ended May 29, 1999 and May 30, 1998.

              Consolidated Balance Sheets -- May 29, 1999 and August 29,1998.

              Condensed Consolidated Statements of Cash Flows -- Thirty-nine weeks ended May 29, 1999 and May 30, 1998.

              Notes to Consolidated Financial Statements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Item 3.  Quantitative and Qualitative Disclosure of Market Risk.


Part II.  Other Information

     Item 5.   Other information.

     Item 6.   Exhibits and Reports on Form 8-K.


Signatures

                   PART I. FINANCIAL INFORMATION (CONTINUED)

                       Consolidated Statements of Income
                         (Thousands of Dollars - Except
                       Average Share and Per-Share Data)
                              Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                                May 29,     May 30,     May 29,      May 30,
                                  1999        1998       1999          1998
                              ----------  ----------  ----------    ----------

Net Sales                     $167,306    $154,557    $494,318      $468,444
Cost of merchandise sold       124,558     114,912     369,006       348,713
                             ----------  ----------    --------    ----------
Gross profit                    42,748      39,645     125,312       119,731
Selling, general and
  Administrative expenses       38,945      36,268     113,830       108,926
                             ----------  ----------   ---------    ----------
Operating profit                 3,803       3,377      11,482        10,805

Interest expense                (1,001)       (965)     (3,000)       (2,929)
Other income - net                  91         290         246           329
                              ----------  ----------    --------    ----------
Income before income taxes       2,893       2,702       8,728         8,205

Provision for income taxes      (1,030)     (1,004)     (3,120)       (3,041)
                              ----------  ----------    --------   ----------
Net income                    $  1,863    $  1,698    $  5,608      $  5,164
                              ==========  ==========  ==========   ==========
Per common share:

  Net income - basic and
    Diluted                   $    .28    $    .26    $    .84      $    .78
                              ==========  ==========  ==========   ==========
  Dividends paid              $    .045   $    .04    $    .135     $    .12
                              ==========  ==========  ==========   ==========
Average number of shares
  outstanding - basic and
  diluted                     6,673,643   6,648,927    6,662,417    6,639,840
                              ==========  ==========   ==========   =========

See notes to consolidated financial statements

               PART I.  FINANCIAL INFORMATION (Continued)
                      Consolidated Balance Sheets
                         (Thousands of Dollars)
                                                    May 29,     August 29,
                                                      1999          1998
ASSETS                                             ----------   ------------
Current assets:
  Cash and cash equivalents                          $ 10,687     $  8,968
  Income tax recoverable                                  ---          100
  Notes and accounts receivable, less allowance
    For doubtful accounts of $500 ($450 in 1998)        9,930        7,674
  Merchandise inventories                              58,090       50,293
  Prepaid expenses, including deferred
    income taxes                                        3,738        3,922
                                                   ----------   ------------
                                                       82,445       70,957
Other assets                                            6,496        3,731
Property and equipment:
  Cost                                                231,885      220,628
  Less accumulated depreciation and
    amortization                                     (136,308)    (126,653)
                                                   ----------   ------------
  Net property and equipment                           95,577       93,975
                                                   ----------   ------------
                                                     $184,518     $168,663
                                                   ==========   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 49,246      $ 43,402
  Income taxes                                            641            31
  Accrued liabilities                                  14,531        12,569
  Long-term debt due within one year                    2,080         1,393
                                                   ----------   ------------
    Total current liabilities                          66,498        57,395

Long-term debt                                         49,363        47,966
Deferred income taxes                                   2,474         2,474
Deferred other                                          3,714         3,475
Shareholders' equity:
  Common stock                                         13,347        13,298
  Capital in excess of stated value                       358           ---
  Retained earnings                                    48,764        44,055
                                                   ----------   ------------
    Total shareholders' equity                         62,469        57,353
                                                   ----------   ------------
                                                     $184,518      $168,663
                                                   ==========   ============


See notes to consolidated financial statements


               PART I.  FINANCIAL INFORMATION (Continued)

            Condensed Consolidated Statements of Cash Flows
                         (Thousands of Dollars)

                                                 Thirty-Nine Weeks Ended
                                                  May 29,      May 30,
                                                   1999         1998
                                                -----------  -----------
OPERATING ACTIVITIES-net cash  provided           $16,158       $ 14,535

INVESTING ACTIVITIES
  Expenditures for property and equipment         (11,281)       (11,907)
  Proceeds from sale of property and other assets     177            577
  Cash paid to acquire businesses                  (4,869)           ---
  Other                                               149            750
                                                -----------  -----------
  Net cash used in investing activities           (15,824)       (10,580)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt         10,900          2,500
  Payments of long-term debt                       (8,816)        (5,594)
  Dividends paid                                     (899)          (796)
  Increase (decrease) in deferred other               200           (967)
                                                -----------  -----------
  Net cash provided by (used in) financing
    activities                                      1,385         (4,857)
                                                -----------  -----------

Increase (decrease) in cash and cash equivalents    1,719           (902)

Cash and cash equivalents at beginning of
  period                                            8,968          9,491
                                                -----------  -----------
Cash and cash equivalents at end of period        $10,687       $  8,589
                                                ===========  ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Interest                                      $ 3,153       $  2,264
                                                ===========  ===========
    Income Taxes                                  $ 2,411       $  4,281
                                                ===========  ===========

See notes to consolidated financial statements

                      Notes to Consolidated Financial Statements

Note A. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles
        for  complete  financial  statements.    In  the  opinion  of
        management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended May 29, 1999 are not necessarily indicative of the results that may be expected for the year ended August 28, 1999.

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

Note B. Inventories

        Meat, produce, bakery, deli and drug inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. All other merchandise inventories (including store inventories which
        are determined by the retail inventory method) are valued    at the
        lower of cost using, the last-in, first-out (LIFO) method, or market. Inventories have been reduced by $17,979,000 and $18,325,000 at May 29,1999 and August 29, 1998 respectively from amounts which would have been reported under the FIFO method (which approximates current cost).

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

Note E. Acquisition


        On January 16, 1999, the Company acquired a store in Piqua, Ohio for $2,600,000. On April 19, 1999, the Company acquired a store in Willard, Ohio for $2,269,000. These acquisitions were accounted for under the purchase method of accounting. The results of operations are included in the accompanying 1999 statements of income from the date of acquisition through May 29, 1999.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

The following table sets forth certain income statement components expressed as a percentage of net sales and the year-to-year percentage changes in such components.


                 Percentage                                Percentage
  Percentage of    change                  Percentage of    change in
    Net Sales     in dollars                Net Sales       dollars
  ------------   -----------               -------------   ----------
 3rd     3rd     3rd Qtr.'99                     39    39    39 Weeks '99
 Qtr.    Qtr.     compared to                   Weeks Weeks  Compared to
 1999    1998     3rd Qtr.'98                   1999  1998   39 Weeks '98
------   ------  ------------                  ----- -----  ------------
100.0%  100.0%       8.3     Net sales         100.0% 100.0%     5.5
====== =======    =======                      =====  =====     =====
 25.6    25.7        7.8     Gross profit        25.3  25.6      4.7
                             Selling,general
                              and administra-
 23.3    23.5        7.4      tive expense       23.0  23.3      4.5
  2.3     2.2       12.6     Operating profit     2.3   2.3      6.3
   .6      .6        3.7     Interest expense      .6    .6      2.4
   .0      .1      (68.6)    Other income - net    .0    .1    (25.2)

                             Income before
  1.7     1.7        7.1       income taxes       1.7   1.8      6.4
                            Provision for income
   .6      .6        2.6      taxes                .6    .7      2.6
-----   ------    -------                       ----- -----    ------
  1.1     1.1        9.7    Net income            1.1   1.1      8.6
======  ======   ========                       ===== =====    ======

Net sales for the third quarter of 1999 were $167,306,000 or 8.25% higher than the same quarter in 1998. On a year-to-date basis, net sales were $494,318,000
or 5.52% higher  than  1998.   These  net  increases were  largely
attributable to increases in supermarket and drugstore sales resulting from two addition supermarkets, one additional Pharm drugstore, and various remodeled locations. Inclement weather helped boost sales in the second quarter, however sales have remained strong since early 1999. Sales from stores in operation both this past quarter as well as the same quarter a year ago increased by 3.73%.

Gross margins, as a percent of sales, decreased .1% in the third quarter of 1999 compared to the same quarter in 1998. On a year-to-date basis, margins decreased .3% over 1998. Most of these decreases, which are very minor, were attributable to increased warehousing and transportation costs.

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (continued)


As a percent of sales, selling, general and administrative expenses decreased
 .2% during the current quarter compared to the same quarter of the prior year. Increased sales during the quarter offset by selling costs relating to new and remodeled locations were the principal reasons for the decreases. On a year-to-date basis, costs decreased .3%. This decrease related to increased sales volume offset by higher costs in new and remodeled locations,
as well as increases  in various  administrative  expenses.    This  decrease
in selling, general and administrative expenses for the most part, offsets the decrease in gross margin percentage, both this past quarter as well as the year to date period.

The Company continues to experience a very stable labor situation. During this past quarter, the company negotiated a new labor contract for its major retail clerk union through 2002.

Interest expense in the current quarter was $36,000 higher than for the same quarter of 1998. On a year-to-date basis interest costs have increased $71,000. Interest expense has remained very comparable from year to year with decreased rates on slightly higher borrowings.

Other income - net decreased in the third quarter and the year to date period resulting primarily from a decrease in gains on asset disposals offset by increases in royalty income.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect. The percentage decrease in the third quarter 1999 compared to 1998 is due mainly to the continued benefits from various tax planning
strategies.   An effective tax rate of 35.6% was used in the third quarter of fiscal 1999 versus a rate of 37.2% for the third quarter of fiscal 1998. On a year-to-date basis, the rate is 35.8% in 1999 compared to 37.0% in 1998.

Net income for the quarter was $1,863,000 ($.28 per common share) which compares to $1,698,000 ($.26 per common share) for the same quarter last year. On a current trailing four quarters' basis, net income was $7,428,000 ($1.11 per common share) compared to $7,136,000 ($1.08 per common share) for the prior four quarters, a 4.1% increase.

Impact of Inflation

Inflation increases the Company's major costs, inventory and labor. The Company's provisions for LIFO inventories for the past quarter has resulted in a decrease in cost of sales of $123,000 in the third quarter of 1999 compared to a decrease of $200,000 in the third quarter of 1998. The Company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so in seeking to maintain its market share.

           Management's Discussion and Analysis of Financial Condition
                       and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

Overview

Measures of liquidity for the third quarter of the last two years were as follows:

(Dollars in millions)               3rd Qtr.  3rd Qtr.
----------------------                1999      1998
                                    --------  --------
Working capital  (1)                  33.9      28.3

Unused lines of revolving credit      33.5      42.0

Current ratio  (1)                    1.51      1.45


     (1)  Includes add-back of gross LIFO reserve.

During the thirty-nine weeks of fiscal 1999, the Company's working capital (includes the add-back of the gross LIFO reserve) increased $2,039,000 from the Company's fiscal year end on August 29, 1998. The working capital ratio was 1.51 to 1 at the end of this quarter compared to 1.56 to 1 at August 29, 1998 and 1.45 to 1 at May 30, 1998. Borrowings under the
Company's Revolving  Credit Agreements  increased  mainly  due   to  increased
inventory  levels,   capital expenditures and store acquisitions.

The funds required by the Company on a continuing basis for both working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through institutional lenders. The Company is not aware of any trends, demands, commitments or uncertainties which will result or which are reasonably likely to result in a material change in the Company's liquidity. During the third quarter of 1999 the Company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $14,500,000, with $11,500,000 being outstanding as of the end of the quarter. The Company has exercised its call option to pay off
$8,000,000 of  Senior  notes  in  January  of  2000.    This  will  result
in a corresponding increase in the Company's  borrowings under  its Revolving
Credit Agreement.   This amount  will  continue to  be  considered long-term
under  the Revolving Credit Agreement.

Cash Flows from Operating Activities

Cash provided by operating activities increased approximately $1,623,000 from $14,535,000 to $16,158,000 for the comparative thirty-nine week period. This increase is attributable to the increase in net income compared to the same period a year earlier, along with an increase in accounts payable and accrued liabilities, offset by increases in notes and accounts receivable and merchandise inventories.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (continued)

Cash Flows from Investing Activities

During the thirty-nine weeks of 1999, the Company used $15,824,000 of cash in investing activities, this compared to $10,580,000 used in the thirty-nine weeks of 1998 resulting from increased expenditures for the acquisition of two stores in 1999 versus 1998.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the thirty-nine weeks of 1999 were $1,385,000 which compares to $4,857,000 used during the thirty-nine weeks of 1998. The increase was due to an increase in net borrowings during the period compared to a year earlier, along with an increase in deferred other.

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

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations (continued)


  Project     Assessment Remediation      Testing     Implementation
  Segment
IT areas:
  Mainframe  Complete    Complete     90% Complete    90% Complete

                                      Expected        Expected
                                      completion      completion
                                      date, 7/99      date, 7/99

  Other      Complete    100%         80% Complete    55% Complete
                         Complete
                                      Expected        Expected
                         Completion   completion      completion
                         5/99         date, 9/99      date, 10/99


Non IT areas Complete    100%         90%
                         Complete     Complete        60%plete
                                      Expected        Expected
                         Completion   completion      completion
                         3/99         date, 8/99      date, 9/99


Third        Complete    100%         Not applicable  Not applicable
Parties                  Completion
                         date,  6/99


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


  The Company has completed all assessments and has completed additional remediation, testing and implementation since year-end. We are still working with one third party software supplier for specific upgrades to the UNIX environment. This issue is currently being addressed and a solution will be developed by July, 1999.



          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations (continued)


     The costs of the Year 2000 project through second quarter of fiscal 1999, excluding costs of internal Company employees, total $847,000 which has been charged to expense.

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

     The Company has assembled a  Year 2000 Contingency team  and scheduled
Contingency planning training. Contingency plans have been created and are currently being reviewed. These plans will be finalized by September, 1999. The Company followed a Grocery Industry suggested process to address the contingency issue. This plan addresses support for January 1, 2000, anticipated increased consumer demand for the Year 2000, and a Public
Relations program  for customer communication  and education  on the  Food
Industry  and the  Company's readiness for the Year 2000.


Item 3.    Quantitative and Qualitative Disclosure of Market Risk

     The Company  had  interest  rate cap  agreements  to  manage interest
rate  exposure  through May,  1999.   These  transactions  reduced  the
Company's exposure to significant variations in interest rates.


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


Item 5. - Other information

          The Company's Board of Directors has authorized management to retain an investment banking firm to assist the Company in the evaluation of various strategic alternatives, which might include a merger, a business combination, or a strategic alliance that would enhance shareholder value.


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


                                               SEAWAY FOOD TOWN, INC.
                                               Registrant





Date  July 12, 1999                     By /s/Richard B. Iott
                                           Richard B. Iott, President
                                            and Chief Executive Officer




Date  July 12, 1999                     By /s/ Waldo E. Yeager
                                           Waldo E. Yeager,
                                            Chief Financial Officer,
                                              Treasurer



