Form 10-K
period 1999-08-28
SEAWAY FOOD TOWN INC
filed 1999-11-23
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

(X)	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Fiscal Year ended August 28, 1999

(_)	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from

to

Commission File number 0-80.

SEAWAY FOOD TOWN, INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-4471466 (I.R.S. Employer Identification No.)

1020 Ford Street, Maumee, Ohio (Address of principal executive offices)	43537 (Zip Code)

419/893-9401
(Registrant’s telephone number, including area code)

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

Yes X No ___

Page 1 of 2 of Cover Page

Disclosure of Delinquent Form Filing

      Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive Proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendments to this Form
10-K.

( X )

      The aggregate market value of voting stock held by non-affiliates of the registrant is approximately $133,282,890 as of November 12, 1999.

      The number of shares outstanding of the issuer’s classes of common stock as of the November 12, 1999.

Common stock, without par value (stated value $2.00 per share)	6,673,643 shares

Documents Incorporated by Reference

Parts II and IV	Portions of the Annual Report to Shareholders of Seaway Food Town, Inc., for the year ended August 28, 1999 (Annual Report) are filed as Exhibit 13 and are incorporated by reference into Parts II and IV.

Part III	Portions of the Seaway Food Town, Inc. Proxy Statement, for the annual shareholders meeting to be held January 13, 2000 are incorporated by reference into part III.

Page 2 of 2 of Cover Page

PART I

Item 1. Business

      Seaway Food Town was founded in 1948 and incorporated in 1957 and is a leading regional supermarket chain located predominantly in northwest and central Ohio and southeast Michigan. Beginning in 1986, the Company began adding deep discount drugstores to its chain. The merchandise sold in these stores is similar to that sold in a conventional supermarket but with a greater emphasis on non-food items and package size of such items. At year end, the Company operated 15 Food Town Supermarkets, 31 Food Town Plus Supermarkets, 1 Kash N Karry Supermarket, and 26 deep discount drugstores under the name of the Pharm.

      No material portion of the Company’s business is seasonal, as that term is commonly used, although holiday periods may result in greater sales volume. There is substantial competition, principally price- oriented, from national, regional and local companies. The Company is in one line of business selling substantially the same types of retail food and convenience-related non-food merchandise.

      The Company employs approximately 2,487 employees on a full-time basis and 2,537 on a part-time basis.

Item 2. Properties

      The Company leases 49 of its stores (3 of which are accounted for as capital leases) and certain other facilities and equipment under leases generally for fifteen years, although some are for shorter as well as longer periods. The Company owns 24 stores and a relatively large distribution center (approximately 477,174 square feet) which includes offices, warehousing and shipping facilities, located in Maumee, Ohio. It also owns a 133,000 square foot warehouse in Toledo, Ohio which is used as a satellite facility and houses health and beauty aids and general merchandise operations. The Company believes that its physical facilities, both leased and owned, are suitable and adequate for the intended uses and purposes.

      At August 28, 1999, the approximate undepreciated cost of real property subject to mortgages was $10,100,000 and the approximate undepreciated cost of real property subject to capital lease obligations was $1,270,000.

Item 3. Legal Proceedings.

      There are no significant legal proceedings pending.

Item 4. Submission of matters to a vote of Security Holders.

      No matters have been submitted to a vote of security holders since the Annual Meeting held January 7, 1999.

PART II

Item 5. Market for registrant’s common equity and related security holder matters.

      Information with respect to the market for the registrant’s common stock and related security holder matters on page 35 of Exhibit (13) filed hereunder is incorporated herein by reference.

Item 6. Selected financial data.

      The five year summary of selected financial data on page 16 of Exhibit (13) filed hereunder is incorporated herein by reference.

Item 7. Management’s discussion and analysis of financial condition and results of operations.

      Management’s discussion and analysis of financial condition and results of operations included on pages 18 through 24 of Exhibit (13) filed hereunder is incorporated herein by reference.

Item 7 (a) Qualitative and Quantitative Disclosures about Market Risk

      Information with respect to qualitative and quantitative disclosures about market risk on page 24 of Exhibit (13) filed hereunder is incorporated herein by reference.

Item 8. Financial statements and supplementary data.

      The consolidated financial statements and report of independent auditors on pages shown below of Exhibit (13) filed hereunder are incorporated herein by reference.

Page(s)
Financial Highlights	17

Report of Independent Auditors	25

Consolidated Statements of Income	26

Consolidated Balance Sheets	27-28

Consolidated Statements of Cash Flow	29

Consolidated Statements of Shareholders’ Equity	30

Notes to Consolidated Financial Statements	31-35

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure.

      There have been no disagreements on accounting and financial disclosure matters reported on Form 8-K during the fiscal years ended August 28, 1999 and August 29, 1998.

PART III

Item 10. Directors and executive officers of the Registrant.

      Information with respect to non-officer directors is included in the Proxy Statement in the Section entitled “Information concerning Nominees and Directors” and is incorporated herein by reference.

      Information with respect to executive officers, family relationships and business experience is included in the Proxy Statement in the Sections entitled “Executive Compensation,” “Compensation of Directors,” and “Executive Officers”. That information (except the Compensation Committee Report, and the graph indicating Comparison of 4 Year Cumulative Total Return) is incorporated herein by reference.

Item 11. Executive Compensation.

      Information regarding Executive Compensation is included in the Proxy Statement in the sections entitled “Interest of Management in Certain Transactions,” “Executive Compensation,” and “Compensation of Directors”. That information (except the Compensation Committee Report, and the graph indicating Comparison of 4 Year Cumulative Total Return), is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Information as to Security Ownership of Certain Beneficial Owners and Management included in the Proxy Statement in the Sections entitled “Information Concerning Nominees and Directors,” and “Principal Holders of Voting Securities” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      Information regarding Certain Relationships and Related Transactions is included in the Proxy Statement in the Sections entitled “Interest of Management in Certain Transactions,” “Executive Compensation,” and “Compensation of Directors”. That information (except the Compensation Committee Report, and the graph indicating Comparison of 4 Year Cumulative Total Return) is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)		The following documents or portions thereof indicated are filed as a part of this report on Form 10-K.

	(1)	The following consolidated financial statements of Seaway Food Town, Inc. and its subsidiaries, included on pages 25 — 35 of Exhibit (13) filed hereunder are incorporated by reference in Item 8.

Report of Independent Auditors

Consolidated statements of Income — Years ended August 28, 1999, August 29, 1998, and August 30, 1997.

Consolidated balance sheets at August 28, 1999 and August 29, 1998

Consolidated statements of cash flow — Years ended August 28, 1999, August 29, 1998, and August 30, 1997.

Consolidated statements of shareholders’ equity — Years ended August 28, 1999, August 29, 1998, and August 30, 1997.

Notes to consolidated financial statements

	(2)	The following consolidated financial statement schedules of Seaway Food Town, Inc. and its subsidiaries are filed under Item 14(d):

		SCHEDULE	PAGE(S)

		Schedule II — Valuation and qualifying accounts	9

      All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

b.)	Reports on Form 8-K.

No reports on Form 8-K were required to be filed for the three months ended August 28, 1999.

c.)	Exhibits Required by Item 601 of Regulation S-K Index.

Exhibit 3 -	Data required by this item has previously been filed and is incorporated by reference from the Company’s Annual Report on Form 10-K for the Year Ended September 25, 1982, File 0-80.

A copy of the Amendment to the Articles of Incorporation filed with the Secretary of State of Ohio, January 17, 1989, is incorporated by reference from the Company’s Annual Report on Form 10-K for the Year Ended August 26, 1989, File 0-80.

A copy of the Amendment to the Articles of Incorporation filed with the Secretary of State of Ohio, May 18, 1998, is incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended August 29, 1998, File 0-80.

4 -	Data required by this item has previously been filed and is incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Year Ended September 26, 1981, File 0-80.

10 -	A Separation Allowance Plan is attached herewith as Exhibit 10.

Contracts required by this item have previously been filed and are Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the Years Ended September 26, 1981, September 24, 1983, the eleven months ended August 27, 1988, File 0-80, on the Company’s Issuer Tender Offer Statement on Schedule 13 E-4 filed November 4, 1987, and on form 10-K for the years ended August 25, 1990, August 31, 1991, August 29, 1992, August 28, 1993, and August 27, 1994.

The Company’s quarterly report on form 10-Q for the quarter ended February 27, 1999, describing a Covenant Not to Compete and Release, entered into by the Company and an executive officer.

13 -	Portions of the 1999 Annual Report to Shareholders (to the extent incorporated by reference hereunder.)

21 -	Subsidiaries of the Registrant.

23 -	Consent of Independent Auditors.

27 -	Financial Data Schedule

d.)	Financial Statements Required by Regulation S-X.

Included in Item 14 (a), above.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAWAY FOOD TOWN, INC.
(Registrant)
	By	/s/ Richard B. Iott

Date: November 17, 1999		Richard B. Iott, President, CEO & Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	By	/s/ Wallace D. Iott

Date: November 17, 1999		Wallace D. Iott, Chairman of the Board & Director

	By	/s/ Waldo E. Yeager

Date: November 17, 1999		Waldo E. Yeager, Director (Chief Financial Officer and Treasurer)

	By	/s/ Thomas M. O’Donnell

Date: November 17, 1999		Thomas M. O’Donnell, Director

	By	/s/ Richard K. Ransom

Date: November 17, 1999		Richard K. Ransom, Director

	By	/s/ Joel A. Levine

Date: November 17, 1999		Joel A. Levine, Director

	By	/s/ Eugene R. Wos

Date: November 17, 1999		Eugene R. Wos, Director

	By	/s/ W. Geoffrey Lyden

Date: November 17, 1999		W. Geoffrey Lyden, Director

SEAWAY FOOD TOWN, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended August 28, 1999, August 29, 1998, and August 30, 1997

	Balance at	Charge (credit) to costs	Charged to other	Deductions from		Balance at end of
	beginning of period	and expenses	accounts	reserves		period

Allowance for doubtful accounts:

1999	$450,000	$68,756	—	$18,756	(A)	$500,000

1998	$450,000	$11,428	—	$11,428	(A)	$450,000

1997	$450,000	$8,511	—	$8,511	(A)	$450,000

      (A) - Accounts charged off during the year, net of recoveries of accounts previously charged off.