Form 10-Q
period 1999-11-27
SEAWAY FOOD TOWN INC
filed 2000-01-10
CIK 88296

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                                      20549


                                    FORM 10 Q


(Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended November 27, 1999
      Commission File number 0-80.

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the transition period from ___________________________
                                  to ___________________________


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

                               Yes X   No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class
Common stock, without par value                 Outstanding at December 31, 1999
(stated value $2.00 per share)                          6,673,643 shares

                                      Index

                             Seaway Food Town, Inc.


Part I. Financial information

     Item 1. Financial Statements (Unaudited)

             Consolidated Statements of Income -- Thirteen weeks ended November 27, 1999 and November 28, 1998.

             Consolidated Balance Sheets -- November 27, 1999 and August 28,
             1999.

             Condensed Consolidated Statements of Cash Flows -- Thirteen weeks ended November 27, 1999 and November 28, 1998.

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

     Item 5. Other information.

     Item 6. Exhibits and Reports on Form 8-K.


Signatures

                        Consolidated Statements of Income
                          (Thousands of Dollars, Except
                        Average Share and Per-Share Data)


                                                Thirteen Weeks Ended
                                          November 27,         November 28,
                                              1999                1998
                                          ------------         ------------
Net sales                                  $169,260              $156,630
Cost of merchandise sold                    126,437               116,887
                                          ---------             ---------
Gross profit                                 42,823                39,743
Selling, general and
  administrative expenses                    39,262                36,603
                                          ---------             ---------
Operating profit                              3,561                 3,140

Interest expense - net                         (994)               (1,010)
Other income - net                               83                    73
                                          ---------             ---------
Income before income taxes                    2,650                 2,203

Provision for income taxes                      941                   782
                                          ---------             ---------
Net income                                   $1,709                $1,421
                                          =========             =========
Per common share:

  Net income - basic and diluted              $ .26                 $ .21
                                          =========             =========
  Dividends paid                             $ .045                $ .045
                                          =========             =========
Weighted average number of shares
  outstanding - basic and diluted         6,673,643             6,648,928
                                          =========             =========


See notes to financial statements

                           Consolidated Balance Sheets
                             (Thousands of Dollars)


                                                November 27,      August 28,
                                                    1999             1999
ASSETS                                          ------------      ----------
Current assets:
  Cash and cash equivalents                       $ 12,411         $  9,757
  Notes and accounts receivable, less
   allowance of $500                                12,651            9,717
  Merchandise inventories                           61,173           56,343
  Prepaid expenses                                   1,323            1,353
  Deferred income taxes                              2,205            2,205
                                                  --------         --------
     Total current assets                           89,763           79,375
Other assets, less accumulated amortization
  of $5,124 ($4,845 at August 28, 1999)              6,583            6,167
Property and equipment at cost:
  Land                                               7,900            7,900
  Buildings and improvements                        79,035           79,115
  Leasehold improvements                            32,293           32,771
  Equipment                                        115,539          113,406
                                                  --------         --------
                                                   234,767          233,192
Less accumulated depreciation and
  amortization                                     141,649          137,920
                                                  --------         --------
  Net property and equipment                        93,118           95,272
                                                  --------         --------
                                                  $189,464         $180,814
                                                  ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  50,580         $ 46,658
  Income taxes                                       1,470              684
  Accrued liabilities                               13,675           14,304
  Long-term debt due within one year                 4,132            1,043
                                                  --------         --------
     Total current liabilities                      69,857           62,689

Long-term debt                                      48,324           49,249
Deferred income taxes                                1,343            1,343
Deferred other                                       4,497            3,499
Shareholders' equity:
  Common stock                                      13,347           13,347
  Capital in excess of stated value                    358              358
  Retained earnings                                 51,738           50,329
                                                  --------         --------
     Total shareholders' equity                     65,443           64,034
                                                  --------         --------
                                                  $189,464         $180,814
                                                  ========         ========


See notes to financial statements

                 Condensed Consolidated Statements of Cash Flows
                             (Thousands of Dollars)


                                                        Thirteen Weeks Ended
                                                    November 27,    November 28,
                                                        1999            1998
                                                    ------------    ------------
OPERATING ACTIVITIES-net cash provided                $ 2,765          $ 1,434

INVESTING ACTIVITIES
  Expenditures for property and equipment              (1,638)          (2,521)
  Proceeds from sale of property and other assets          60               18
  Other                                                  (397)              (6)
                                                      -------          -------
  Net cash used in investing activities                (1,975)          (2,509)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt              2,400            3,700
  Payments of long-term debt                             (236)            (346)
  Dividends paid                                         (300)            (299)
                                                      -------          -------
  Net cash provided by financing activities             1,864            3,055
                                                      -------          -------

Increase in cash and cash equivalents                   2,654            1,980

Cash and cash equivalents at beginning of period        9,757            8,968
                                                      -------          -------
Cash and cash equivalents at end of period            $12,411          $10,948
                                                      =======          =======
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Interest                                           $ 1,251         $ 1,249
                                                     =========         =======
    Income Taxes                                       $   155         $   (33)
                                                     =========         =======

See notes to financial statements

                          Notes to Financial Statements


Note A. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
        Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended November 27, 1999 are not necessarily indicative of the results that may be expected for the year ended August 26, 2000.

        The balance sheet at August 28, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 28, 1999.


Note B. Inventories

        Meat, produce, bakery, and deli inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. All other merchandise inventories (including store inventories which are determined by the retail inventory method) are valued at the lower of cost, using the last-in, first-out (LIFO) method, or market. Inventories have been reduced by $18,001,000 and $18,122,000 at November 27,1999 and August 28, 1999 respectively from amounts which would have been reported under the FIFO method (which approximates current cost).


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

--------------------------------------------------------------------------------
                                                              Percentage change
                                                               from prior year
                                                              -----------------
Percentage of net sales
-----------------------

First       First                                              First Qtr. 2000
 Qtr.        Qtr.                                                 Compared to
2000        1999                                               First Qtr. 1999
-----       -----                                              ---------------
100.0%      100.0%      Net sales                                    8.1%
=====       =====                                                   ====
 25.3%       25.4%      Gross profit                                 7.7%
                        Selling, general and
 23.2        23.4         administrative expenses                    7.3
  2.1         2.0       Operating profit
   .6          .6        Interest expense - net                     (1.6)
   .1          .0        Other income - net                         13.7
  1.6         1.4        Income before income taxes                 20.3
   .6          .5        Provision for income taxes                 20.3
-----       -----                                                   ----
  1.0%         .9%       Net income                                 20.3%
=====       =====                                                   ====
-------------------------------------------------------------------------------


Net sales for the first quarter of 2000 were $169,260,000 or 8.1% higher than the same quarter in 1999. The increase in sales from 1999 to 2000 was due to three additional stores, along with increases in existing stores due to remodels. Sales from stores in operation both the first quarter of 2000 as well as the same quarter a year ago increased 3.64%.

Gross margins, as a percent of sales, decreased .1% in the first quarter of 2000 compared to the same quarter in 1999.

As a percent of sales, selling, general and administrative expenses decreased
 .2% during the first quarter of 2000 compared to the same

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


quarter of the prior year. This decrease was attributable principally to increased sales offset by increases in retail store wage and benefit expenses, utility expenses, supply costs, repairs and maintenance and occupancy costs.

The Company continues to experience a very stable labor situation. The Company has contracts in place with major unions relating to its labor force in the stores until the middle of 2003.

Interest expense decreased $16,000 compared with the same quarter of 1999. Slightly higher borrowings offset by slightly lower borrowing rates accounted for this decrease.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect. The effective tax rate is stable compared to the prior year. An effective tax rate of 35.5% was used in the first quarter of 2000 and for the first quarter of fiscal 1999.

Net income for the quarter was $1,709,000 ($.26 per common share) which compares to $1,421,000 ($.21 per common share) for the same quarter last year. On a current trailing four quarters' basis, net income was $7,762,000 ($1.17 per common share) compared to $7,034,000 ($1.05 per common share) for the prior four quarters, a 10.3% increase. The Company expects its fiscal 2000 second quarter net income to be comparable with its fiscal 1999 second quarter.


Impact of Inflation

Inflation increases the Company's major costs, inventory and labor. The Company's provisions for LIFO inventories has resulted in a decrease in cost of sales of $120,000 in the first quarter of 2000 as well as the first quarter of 1999. The Company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so in seeking to maintain its market share.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


LIQUIDITY AND CAPITAL RESOURCES

Overview

Measures of liquidity for the first quarter of the last two years were as follows:

--------------------------------------------------------------------------------

(Dollars in millions)                                              1st Quarter
---------------------                                            --------------
                                                                  2000     1999
                                                                 -----     ----

Working capital (1)                                              $37.9    $33.8

Unused lines of revolving credit (2)                              32.0     33.0

Current ratio (1)                                                 1.54     1.50

--------------------------------------------------------------------------------

(1) Includes add-back of gross LIFO reserve.

(2) Represents unused amount under the five year $45.0 million revolving credit agreement.

During the first thirteen weeks of fiscal 2000, the Company's working capital (includes the add-back of the gross LIFO reserve) increased $3,099,000 from the Company's fiscal year end on August 28, 1999. The current ratio was 1.54 to 1 at the end of this quarter compared to 1.56 to 1 at August 28, 1999 and 1.50 to 1 at November 28, 1998. Borrowings under the Company's Revolving Credit Agreements increased slightly, primarily to finance inventory increases for the holiday season.

The funds required by the Company on a continuing basis for working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through institutional lenders. The Company is not aware of any trends, demands, commitments or uncertainties which will result or which are reasonably likely to result in a material change in the Company's liquidity. During the first quarter of 2000 the Company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $16,800,000, with $13,000,000 being outstanding as of the end of the quarter.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


The Company previously exercised its option to prepay the $8,000,000 of senior notes with an interest rate of 9.10% and 9.22%. The notes were paid on December 29, 1999 with amounts available under the revolving credit loan agreement. This will result in a long-term classification in the future.


Cash Flows from Operating Activities

Cash provided by operating activities increased approximately $1,331,000 from $1,434,000 to $2,765,000 for the comparative thirteen week period. This increase is attributable to the changes in accounts receivable, inventories and accounts payable, and an increase in deferred other due to a supply agreement entered into during the period.


Cash Flows from Investing Activities

During the first quarter of 2000, the Company used $1,975,000 of cash in investing activities. This compares to $2,509,000 used in the first quarter of 1999. The decreased expenditures for property and equipment accounted for the majority of this decrease.


Cash Flows from Financing Activities

Cash provided by financing activities during the first quarter of 2000 was $1,864,000 which compares to cash provided of $3,055,000 during the first quarter of 1999. The decrease was due to reduced borrowings.


Year 2000 Modifications

The Year 2000 issue was the result of computer programs being written using two digits rather than four to define the applicable year. As the date changed from December 31, 1999 to January 1, 2000, many existing computer programs, if not corrected, would have read the date as January 1, 1900, or otherwise incorrectly interpreted the date. This might have caused the computer to malfunction or to cease to function altogether. The results of our Year 2000 Readiness Project is presented below:

- State of Readiness -- The Company has successfully completed the Year 2000 Readiness Project and did not experience any significant problems. All computer hardware and software functioned as planned. In addition all service providers and utilities continued their services.

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations (continued)


- Cost of the Year 2000 Readiness Project -- The Company's total expense for the Year 2000 Readiness Project was $965,961, excluding costs of internal Company employees. These costs have been charged to expense and have been funded through operating cash flows.

- Risk -- The Company is not anticipating any future risk due to the Year 2000, yet will continue to monitor all computer software and hardware throughout the next year.

- Contingency Plans -- Due to the minimal risk exposure there is no need for a formal contingency plan for the year 2000 project. If at anytime the Company feels it is necessary, the Current Business Recovery Plan will be implemented.


QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risks inherent in financial instruments result primarily from changes in U. S. interest rates. The Company is not a party to any material derivative financial instruments. The Company's interest expense is most sensitive to changes in the general level of U. S. interest rates applicable to its U. S. dollar indebtedness. To mitigate the impact of fluctuations in variable interest rates, the Company could, at its option, convert to fixed interest rates by either refinancing variable rate debt with fixed rate debt or entering into interest rate swaps.

================================================================================
Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

Except for historical facts, all matters discussed in this report which are forward looking involve risks and uncertainties. A number of factors could adversely affect future results, liquidity and capital resources. These factors include, but are not limited to, competitive pressures from other major supermarket operators, including entry of new competitive stores in the Company's market, the level of discounting by competitors, the stability of distribution incentives from suppliers, economic conditions in the Company's primary markets and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. Although management believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted.
================================================================================

Item 6. - Exhibits and Reports on Form 8 K.


   6(b)   Reports on Form 8 K.

          None


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


                                                 SEAWAY FOOD TOWN, INC.
                                                 Registrant



Date: January 10, 2000                           By /s/ Richard B. Iott
                                                    Richard B. Iott,
                                                    President and
                                                      Chief Executive Officer



Date: January 10, 2000                           By /s/ Waldo E. Yeager
                                                    Waldo E. Yeager,
                                                    Chief Financial Officer,
                                                      Treasurer