Form 10-Q
period 2000-02-26
SEAWAY FOOD TOWN INC
filed 2000-04-10
CIK 88296

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC
                                      20549
                                    FORM 10 Q
(Mark One)

( X )   Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended February 26, 2000 Commission File number 0-80.

(   )    Transition Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

            For the transition period from _______________________________
                                        to _______________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes [X]      No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                       Outstanding at April 6, 2000
        Common stock, without par                     6,712,755 shares
        value (stated value $2.00 per share)

                                      Index

                             Seaway Food Town, Inc.


Part I.  Financial information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Income -- Thirteen and Twenty-six weeks ended February 26, 2000 and
                  February 27, 1999.

                  Consolidated Balance Sheets -- February 26, 2000 and August 28, 1999.

                  Condensed Consolidated Statements of Cash Flows -- Twenty-six weeks ended February 26, 2000 and
                  February 27, 1999.

                  Notes to Consolidated Financial Statements.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Item 3.  Quantitative and Qualitative Disclosure of Market Risk.


Part II.  Other Information

         Item 4.  Results of votes of security holders

         Item 5.  Other information.

         Item 6.  Exhibits and Reports on Form 8-K.


Signatures



                                                    PART I. FINANCIAL INFORMATION

                                                  Consolidated Statements of Income

                                                   (Thousands of Dollars - Except
                                                  Average Share and Per-Share Data)

                                                            Thirteen Weeks Ended                      Twenty-Six Weeks Ended
                                                   February 26, 2000    February 27, 1999     February 26, 2000    February 27, 1999
                                                   -----------------    -----------------     -----------------    -----------------
Net Sales                                             $   179,107           $   170,382           $   348,367           $   327,012
Cost of merchandise sold                                  133,303               127,561               259,740               244,448
                                                      -----------           -----------           -----------           -----------
Gross profit                                               45,804                42,821                88,627                82,564
Selling, general and
  administrative expenses                                  39,788                38,282                79,050                74,885
                                                      -----------           -----------           -----------           -----------
Operating profit                                            6,016                 4,539                 9,577                 7,679

Interest expense - net                                       (893)                 (989)               (1,887)               (1,999)
Other income - net                                            109                    82                   192                   155
                                                      -----------           -----------           -----------           -----------
Income before income taxes                                  5,232                 3,632                 7,882                 5,835

Provision for income taxes                                 (1,897)               (2,838)               (2,090)
                                                             --                  (1,308)                 --                    --
                                                                                                                        -----------
Net income                                            $     3,335           $     2,324           $     5,044           $     3,745
                                                      ===========           ===========           ===========           ===========
Per common share:

  Net income - basic and
    Diluted                                           $       .49           $       .35           $       .75           $       .56
                                                      ===========           ===========           ===========           ===========
  Dividends paid                                      $      .045           $      .045           $       .09           $       .09
                                                      ===========           ===========           ===========           ===========
Average number of shares
  outstanding - basic and
  diluted                                               6,698,142             6,664,680             6,685,892             6,656,804
                                                      ===========           ===========           ===========           ===========

See notes to consolidated financial statements







                                              PART I. FINANCIAL INFORMATION (Continued)
                                                     Consolidated Balance Sheets
                                                       (Thousands of Dollars)

                                                                         February 26,              August 28,
                                                                             2000                     1999
ASSETS                                                                  -------------             -------------
Current assets:
  Cash and cash equivalents                                                  $  9,898                 $  9,757
  Notes and accounts receivable, less
    allowance of $600 ($500 at August 28,
    1999                                                                       10,424                    9,717
  Merchandise inventories                                                      58,138                   56,343
  Prepaid expenses                                                              1,390                    1,353
  Deferred income taxes                                                         2,205                    2,205
                                                                             --------                 --------
      Total current assets                                                     82,055                   79,375
Other assets, less accumulated amortiza-
  tion of $2,783 ($4,845 at August 28, 1999)                                    6,306                    6,167
Property and equipment at cost:
  Land                                                                          7,900                    7,900
  Buildings and improvements                                                   79,035                   79,115
  Leasehold improvements                                                       32,294                   32,771
  Equipment                                                                   117,574                  113,406
                                                                             --------                 --------
                                                                              236,803                  233,192
Less accumulated depreciation and
  Amortization                                                                145,515                  137,920
                                                                             --------                 --------
Net property and equipment                                                     91,288                   95,272
                                                                             --------                 --------
                                                                             $179,649                 $180,814
                                                                             ========                 ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $ 48,440                 $ 46,658
  Income taxes                                                                  1,155                      684
  Accrued liabilities                                                          14,341                   14,304
  Long-term debt due within one year                                              931                    1,043
                                                                             --------                 --------
    Total current liabilities                                                  64,867                   62,689

Long-term debt                                                                 40,354                   49,249
Deferred income taxes                                                           1,343                    1,343
Deferred other                                                                  3,973                    3,499
Shareholders' equity:
  Common stock                                                                 13,425                   13,347
  Capital in excess of stated value                                               916                      358
  Retained earnings                                                            54,771                   50,329
                                                                             --------                 --------
    Total shareholders' equity                                                 69,112                   64,034
                                                                             --------                 --------
                                                                             $179,649                 $180,814
                                                                             ========                 ========

See notes to consolidated financial statements




                                              PART I. FINANCIAL INFORMATION (Continued)

                                           Condensed Consolidated Statements of Cash Flows
                                                       (Thousands of Dollars)


                                                                                        Twenty-six Weeks Ended
                                                                                 February 26,              February 27,
                                                                                     2000                     1999
                                                                                 -------------            -------------
OPERATING ACTIVITIES-net cash  provided                                             $ 13,491                $ 13,749

INVESTING ACTIVITIES:
  Expenditures for property and equipment                                             (3,744)                 (7,445)
  Proceeds from sale of property and other assets                                        123                      55
  Acquisition of business                                                               --                    (2,600)
  Other                                                                                 (120)                    (44)
                                                                                    --------                --------
  Net cash used in investing activities                                               (3,741)                (10,034)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                                             2,400                   3,700
  Payments of long-term debt                                                         (11,407)                 (5,892)
  Dividends paid                                                                        (602)                   (599)
                                                                                    --------                --------
  Net cash used in financing activities                                               (9,609)                 (2,791)
                                                                                    --------                --------

Increase in cash and cash equivalents                                                    141                     924

Cash and cash equivalents at beginning of period                                       9,757                   8,968
                                                                                    --------                --------
Cash and cash equivalents at end of period                                          $  9,898                $  9,892
                                                                                    ========                ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:

    Interest                                                                        $  2,007                $  1,915
                                                                                    ========                ========
    Income Taxes                                                                    $  2,368                $    712
                                                                                    ========                ========






See notes to consolidated financial statements

             Notes to Consolidated Financial Statements (Unaudited)

Note A.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended February 26, 2000 are not necessarily indicative of the results that may be expected for the year ended August 26, 2000.

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

Note B.  Inventories

         Meat, produce, bakery, and deli inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. All other merchandise inventories (including store inventories which are determined by the retail inventory method) are valued at the lower of cost using, the last-in, first-out (LIFO) method, or market. Inventories have been reduced by $18,029,000 and $18,122,000 at February 26, 2000 and August 28, 1999 respectively from amounts which would have been reported under the FIFO method (which approximates current cost).

Note C.  Earnings Per Share

         Net income per common share is based on the weighted average number of shares outstanding during the periods. The Company has no potentially dilutive securities.

             Notes to Consolidated Financial Statements (Unaudited)



Note D:  Agreement and Plan of Merger

         On April 6, 2000, the Company's Board of Directors approved an Agreement and plan of Merger (Merger Agreement) among the Company and Spartan Stores, Inc. Based on the Merger Agreement, each of the Company's shareholders will receive a cash payment of $5.00 and one share of Spartan new common stock for each share of Company stock held. Immediately prior to consummation of the merger, Spartan shareholders will exchange their existing shares of Spartan Stores Class A common stock for approximately 13.2 million shares of Spartan new common stock. The merger is subject to shareholder approval of both companies.

         The Company and Spartan have agreed to reimburse the other up to $1.5 million for their respective costs and expenses related to the transaction if the Merger Agreement is terminated under certain conditions. Also, the Company has agreed to pay to Spartan (a) an initial termination fee in the amount of $2.167 million if the Merger Agreement is terminated in connection with the withdrawal of, or certain modifications to, the Board's recommendation, the Company's decision to accept an acquisition proposal from another party, or in connection with the failure of the Company's shareholders to approve the merger subsequent to the making of a competing acquisition proposal, and (b) an additional termination fee of $4.333 million if the Merger Agreement is terminated under circumstances in which the initial termination fee is payable and the Company engages in an acquisition transaction within eighteen (18) months of such termination.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth certain income statement components expressed as a percentage of net sales and the year-to-year percentage changes in such components.

 ----------------------------------------------------------------------------------------------------------------------------------

       Percentage of                Percentage                                                                     Percentage
         Net Sales                    change                                              Percentage of             change in
       -------------                in dollars                                              Net Sales                dollars
                                  -------------                                          ---------------           ----------
                                   2nd Qtr.'00                                             26         26          26 Weeks '00
    2nd Qtr.      2nd Qtr.         Compared to                                            Weeks      Weeks         Compared to
      2000          1999           2nd Qtr.'99                                            2000       1999         26 Weeks '99
    --------      --------        -------------                                          ------     ------        ------------
     100.0%        100.0%              5.1           Net sales                           100.0%     100.0%            6.5
    =======        =======           =======                                             ======     ======           =====
      25.6          25.1               7.0           Gross profit                         25.4       25.2             7.3
                                                     Selling, general and
                                                      administrative
      22.2          22.4               3.9               expense                          22.7       22.9             5.6
       3.4           2.7              32.5           Operating profit                      2.7        2.3            24.7
      ( .5)         ( .6)             (9.7)          Interest expense                     ( .5)      ( .6)           (5.6)
        .0            .0              32.9           Other income - net                     .1         .1            23.9
                                                     Income before income
       2.9           2.1              44.1               Taxes                             2.3        1.8            35.1
                                                     Provision for income
       1.0            .8              45.0               Taxes                              .8         .6            35.8
    ------        ------           -------                                               -----      -----          ------
       1.9           1.3              43.5           Net income                            1.5        1.2            34.7
    ======        ======           =======                                               =====      =====          ======
 ----------------------------------------------------------------------------------------------------------------------------------

Net sales for the second quarter of 2000 were $179,107,000 or 5.1% higher than the same quarter in 1999. On a year-to-date basis, net sales were $348,367,000 or 6.5% higher than 1999. This increase in sales from 1999 to 2000 was due to three additional stores along with increases from various remodeled locations. Sales have remained very strong since early 2000. Sales from stores in operation both this past quarter as well as the same quarter a year ago increased 1.83%.

Gross margins, as a percent of sales, increased .5% in the second quarter of 2000 compared to the same quarter in 1999. On a year-to-date basis, margins increased .2% over 1999. Most of these increases were attributable to increased selling margins in the retail stores.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

As a percent of sales, selling, general and administrative expenses decreased
 .3% during the current quarter compared to the same quarter of the prior year. Increased sales during the quarter offset by selling costs relating to new and remodeled locations (such as wages and benefits, supply costs and repairs, maintenance and occupancy costs) was the principal reason for the decrease. On a year-to-date basis, costs decreased .2%. This decrease related to increased sales volume offset by higher costs in new and remodeled locations, as well as increases in various administrative expenses. This decrease, as a percent of sales, in selling, general and administrative expenses, along with the increase in gross margin percentage, both this past quarter as well as the year to date, increased the operating profit.

The Company continues to experience a very stable labor situation. The company has contracts in place with major unions relating to its labor force in the stores until the middle of 2003.

Interest expense decreased $96,000 for the second quarter of 2000 compared to 1999 and $112,000 for the year to date period of 2000 compared to the same period of 1999. Lower borrowings along with lower rates accounted for these decreases.

Other income - net, increased slightly in the second quarter and in the year to date period resulting primarily from an increase in miscellaneous income.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect. The percentage increase in the second quarter 2000 compared to 1999 is due mainly to the increase in state and local taxes on increased earnings. An effective tax rate of 36.3% was used in the second quarter of fiscal 2000 versus a rate of 36.0% for the second quarter of fiscal 1999. On a year-to-date basis, the rate is 36.0% in 2000 compared to 35.8% in 1999.

Net income for the quarter was $3,335,000 ($.49 per common share) which compares to $2,324,000($.35 per common share) for the same quarter last year. On a current trailing four quarters' basis, net income was $8,773,000 ($1.31 per common share) compared to $7,263,000 ($1.09 per common share) for the prior four quarters, a 20.8% increase.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)

IMPACT OF INFLATION

Inflation increases the Company's major costs, inventory and labor. The Company's provisions for LIFO inventories for the past quarter has resulted in a increase in cost of sales of $27,000 in the second quarter of 2000 compared to a decrease of $103,000 in the second quarter of 1999. On a year-to-date basis, LIFO provisions reduced the cost of sales by $93,000 in the first half of 2000 compared to a reduction of $223,000 in the same period of 1999. The Company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so in seeking to maintain its market share.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Measures of liquidity for the second quarter of the last two years were as follows:

     ---------------------------------------- ----------------- ------------------
     (Dollars in millions)                     2nd Qtr. 2000      2nd Qtr. 1999
     ----------------------                       --------          --------
     Working capital  (1)                          $35.2              $28.8

     Unused lines of revolving credit               34.8               40.7

     Current ratio  (1)                             1.54               1.42
     ---------------------------------------- ----------------- ------------------

  (1)   Includes add-back of gross LIFO reserve.

During the first twenty-six weeks of fiscal 2000, the Company's working capital, including the add-back of the gross LIFO reserve, increased $409,000 from the Company's fiscal year end on August 28, 1999. The working capital ratio was 1.54 to 1 at the end of this quarter compared to 1.56 to 1 at August 28, 1999 and
1.42 to 1 at February 27, 1999. Borrowings under the Company's Revolving Credit Agreements from year end decreased slightly mainly due to decreased capital expenditures and increased earnings.


The funds required by the Company on a continuing basis for working capital, capital expenditures and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


have been arranged primarily through institutional lenders. The Company is not aware of any trends, demands, commitments or uncertainties which will result or which are reasonably likely to result in a material change in the Company's liquidity. During the second quarter of 2000 the Company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $17,900,000 with $10,200,000 outstanding as of the end of the quarter.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash provided by operating activities decreased approximately $258,000 to $13,491,000 from $13,749,000 for the comparative twenty-six week period. This decrease is primarily attributable to the increases in inventories and accounts receivable offset by a decrease in accounts payable and accrued liabilities this twenty-six week period compared to the same period a year earlier.

CASH FLOWS FROM INVESTING ACTIVITIES

During the first twenty-six weeks of 2000, the Company used $3,741,000 of cash in investing activities. This compares to $10,034,000 used in the twenty-six weeks of 1999 resulting from decreased expenditures for property and equipment in 2000 versus 1999 as well as the acquisition of a store in 1999.

CASH FLOWS USED IN FINANCING ACTIVITIES

Cash flows used in financing activities during the twenty-six weeks of 2000 were $9,609,000 which compares to $2,791,000 during the twenty-six weeks of 1999. The increase was due to higher debt repayments during the period compared to a year earlier.

           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)



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

Item 4 - Results of votes of security holders;

     (a) The Annual Meeting of Shareholders of Seaway Food Town, Inc. was held on January 13, 2000.

     (b) The election of the Directors previously nominated and as set forth in the Proxy statement of December 6, 1999, which is incorporated herein by reference, was by the following vote:

                                             Shares           Shares voted
                                             Voted For        Authority to Vote
                                                              Withheld

               Wallace D. Iott               5,761,113             28,416

               W. Geoffrey Lyden             5,761,113             28,416

     (c) Pursuant to the proposal set forth in the Proxy Statement of December 6, 1999, which is incorporated herein by reference, approval of Ernst & Young, LLP as independent auditors for the fiscal year ending August 26, 2000 was by the following vote:

               Shares voted FOR              5,772,466

               Shares voted AUTORITY TO VOTE
                 WITHHELD                       10,693

               Shares voted AGAINST              6,370

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

                                    SEAWAY FOOD TOWN, INC.
                                    Registrant



                                    /s/ Richard B. Iott
Date  April 7, 2000            By  Richard B. Iott, President
                                    and Chief Executive Officer


                                    /s/ Waldo E. Yeager
Date  April 7, 2000            By  Waldo E. Yeager,  Chief Financial Officer,
                                    Treasurer