Form 10-Q
period 2000-05-27
SEAWAY FOOD TOWN INC
filed 2000-07-11
CIK 88296

SECURITIES AND EXCHANGE COMMISSION
Washington, DC
20549

FORM 10 Q

(Mark One)

( X ) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended May 27, 2000 Commission File number 0-80.

( ) Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _______________

SEAWAY FOOD TOWN, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-4471466

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1020 Ford Street, Maumee, Ohio	43537

(Address of principal executive offices)	(Zip Code)

419/893-9401
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No ____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 7, 2000

Common stock, without par value (stated value $2.00 per share)	6,712,810 shares

Index

Seaway Food Town, Inc.

Part I. Financial information

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Income — Thirteen and Thirty-nine weeks ended May 27, 2000 and May 29, 1999.

Consolidated Balance Sheets — May 27, 2000 and August 29, 1999.

Condensed Consolidated Statements of Cash Flows — Thirty-nine weeks ended May 27, 2000 and May 29, 1999.

Notes to Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk.

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K.

Signatures

PART I. FINANCIAL INFORMATION (CONTINUED)

Consolidated Statements of Income

(Thousands of Dollars — Except
Average Share and Per-Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	May 27,	May 29,	May 27,	May 29,
	2000	1999	2000	1999

Net Sales	$171,887	$167,306	$520,254	$494,318

Cost of merchandise sold	125,772	124,558	385,512	369,006

Gross profit	46,115	42,748	134,742	125,312

Selling, general and administrative expenses	39,576	38,945	118,626	113,830

Operating profit	6,539	3,803	16,116	11,482

Interest expense	(772)	(1,001)	(2,659)	(3,000)

Other income (expense)–net	(70)	91	122	246

Income before income taxes	5,697	2,893	13,579	8,728

Provision for income taxes	2,186	1,030	5,024	3,120

Net income	$3,511	$1,863	$8,555	$5,608

Per common share:

Net income — basic and diluted	$.53	$.28	$1.28	$.84

Dividends paid	$.045	$.045	$.135	$.135

Average number of shares outstanding — basic and diluted	6,712,810	6,673,643	6,694,865	6,662,417

See notes to consolidated financial statements

PART I. FINANCIAL INFORMATION (Continued)
Consolidated Balance Sheets
(Thousands of Dollars)

	May 27,	August 28,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$12,811	$9,757

Notes and accounts receivable, less allowance for doubtful accounts of $600 ($500 at August 28, 1999)	11,209	9,717

Merchandise inventories	57,292	56,343

Prepaid expenses	1,022	1,353

Deferred income taxes	2,205	2,205

	84,539	79,375

Other assets less accumulated amortization of $2,901, ($4,845 at August 28, 1999)	6,044	6,167

Property and equipment:

Land	7,900	7,900

Buildings and improvements	79,025	79,115

Leasehold improvements	32,839	32,771

Equipment	115,961	113,406

	235,725	233,192

Less accumulated depreciation and amortization	(146,687)	(137,920)

Net property and equipment	89,038	95,272

	$179,621	$180,814

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	48,036	$46,658

Income taxes	933	684

Accrued liabilities	15,636	14,304

Long-term debt due within one year	876	1,043

Total current liabilities	65,481	62,689

Long-term debt	36,976	49,249

Deferred income taxes	1,343	1,343

Deferred other	3,499	3,499

Shareholders’ equity:

Common stock	13,425	13,347

Capital in excess of stated value	917	358

Retained earnings	57,980	50,329

Total shareholders’ equity	72,322	64,034

	$179,621	$180,814

See notes to consolidated financial statements

PART I. FINANCIAL INFORMATION (Continued)
Condensed Consolidated Statements of Cash Flows
(Thousands of Dollars)

	Thirty-Nine Weeks Ended

	May 27,	May 29,
	2000	1999

OPERATING ACTIVITIES-net cash provided	$21,532	$16,358

INVESTING ACTIVITIES

Expenditures for property and equipment	(5,428)	(11,281)

Proceeds from sale of property and other assets	151	177

Cash paid to acquire businesses	—	(4,869)

Other	142	149

Net cash used in investing activities	(5,135)	(15,824)

FINANCING ACTIVITIES

Proceeds from issuance of long-term debt	2,400	10,900

Payments of long-term debt	(14,840)	(8,816)

Dividends paid	(904)	(899)

Issuance of common stock	1	—

Net cash provided by (used in) financing activities	(13,343)	1,185

Increase in cash and cash equivalents	3,054	1,719

Cash and cash equivalents at beginning of period	9,757	8,968

Cash and cash equivalents at end of period	$12,811	$10,687

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest	$3,257	$3,153

Income Taxes	$4,527	$2,411

See notes to consolidated financial statements

PART I. FINANCIAL INFORMATION (Continued)
Notes to Consolidated Financial Statements

Note A.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended May 27, 2000 are not necessarily indicative of the results that may be expected for the year ended August 26, 2000.

The balance sheet at August 28, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended August 28, 1999.

Note B.	Inventories

Meat, produce, bakery, and deli inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. All other merchandise inventories (including store inventories which are determined by the retail inventory method) are valued at the lower of cost, using the last-in, first-out (LIFO) method, or market. Inventories have been reduced by $17,919,000 and $18,122,000 at May 27,2000 and August 28, 1999, respectively, from amounts which would have been reported under the FIFO method (which approximates current cost).

Note C.	Earnings Per Share

Net income per common share is based on the weighted average number of shares outstanding during the periods. The Company has no potentially dilutive securities.

PART I. FINANCIAL INFORMATION (Continued)
Notes to Consolidated Financial Statements (Unaudited)

Note D.	Agreement and Plan of Merger

On April 6, 2000, the Company’s Board of Directors approved an Agreement and Plan of Merger (Merger Agreement) among the Company, Spartan Stores, Inc., and Spartan Acquisition Corp. Based on the Merger Agreement, each of the Company’s shareholders will receive a cash payment of $5.00 and one share of Spartan new common stock for each share of Company stock held. Immediately prior to consummation of the merger, Spartan shareholders will exchange their existing shares of Spartan Stores Class A common stock for approximately 13.2 million shares of Spartan new common stock. The merger is subject to shareholder approval of both companies.

The Company and Spartan have agreed to reimburse the other up to $1.5 million for their respective costs and expenses related to the transaction if the Merger Agreement is terminated under certain conditions. Also, the Company has agreed to pay to Spartan (a) an initial termination fee in the amount of $2.167 million if the Merger Agreement is terminated in connection (i) with the withdrawal of, or certain modifications to, the Board’s recommendation (ii) the Company’s decision to accept an acquisition proposal from another party, or (iii)in connection with the failure of the Company’s shareholders to approve the merger subsequent to the making of a competing acquisition proposal, and (b) an additional termination fee of $4.333 million if the Merger Agreement is terminated under circumstances in which the initial termination fee is payable and the Company engages in an acquisition transaction within eighteen (18) months of such termination.

During this past quarter, selling, general and administrative expenses totaling $735,000 were recorded relating to the merger. On a year-to-date basis, these expenses amount to $1,094,000. If the merger is approved, additional costs of approximately $1 million will be incurred.

PART I. FINANCIAL INFORMATION (Continued)

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

The following table sets forth certain income statement components expressed as a percentage of net sales and the year-to-year percentage changes in such components.

		Percentage				Percentage
Percentage of		change		Percentage of		change in
Net Sales		in dollars		Net Sales		dollars

		3rd Qtr. '00				39 Weeks '00
3rd Qtr.	3rd Qtr.	Compared to		39 Weeks	39 Weeks	Compared to
2000	1999	3rd Qtr. '99		2000	1999	39 Weeks '99

100.0%	100.0%	2.7	Net sales	100.0%	100.0%	5.2

26.8	25.6	7.9	Gross profit	25.9	25.3	7.5

23.0	23.3	1.6	Selling, general and administrative expense	22.8	23.0	4.2

3.8	2.3	71.9	Operating profit	3.1	2.3	40.4

.5	.6	(22.9)	Interest expense	.5	.6	(11.4)

.0	.0	(176.9)	Other income - net	.0	.0	(50.4)

			Income before income
3.3	1.7	96.9	taxes	2.6	1.7	55.6

1.3	.6	112.2	Provision for income taxes	1.0	.6	61.0

2.0	1.1	88.5	Net income	1.6	1.1	52.5

Net sales for the third quarter of 2000 were $171,887,000 or 2.7% higher than the same quarter in 1999. On a year-to-date basis, net sales were $520,254,000 or 5.2% higher than 1999. These net increases were largely attributable to increases in supermarket and drugstore sales resulting from two additional supermarkets, one additional Pharm drugstore, and various remodeled locations for the full 39 weeks compared to 1999. Sales have remained strong since early 2000. Sales from stores in operation both this past quarter as well as the same quarter a year ago increased by 3.0%.

Gross margins, as a percent of sales, increased 1.2% in the third quarter of 2000 compared to the same quarter in 1999. On a year-to-date basis, margins increased .6% over 1999. Most of these increases were attributable to increased selling margins in the retail stores.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

As a percent of sales, selling, general and administrative expenses decreased .3% during the current quarter compared to the same quarter of the prior year. Increased sales during the quarter were offset by corresponding increased administrative costs in 2000 versus 1999. The higher costs were due to new and remodeled locations, as well as increases in various administrative expenses including $735,000 and $1,094,000 of merger related expenses for the quarter and year-to-date periods, respectively. The decrease as a percent of sales on a year-to-date basis, in selling, general and administrative expenses, along with the increase in gross margin percentage, both this past quarter as well as the year-to-date period, increased the operating profit.

The Company continues to experience a very stable labor situation. The Company has contracts in place with major unions relating to its labor force in the stores until the middle of 2003.

Interest expense in the current quarter was $229,000 lower than for the same quarter of 1999. On a year-to-date basis interest costs have decreased $341,000. Lower borrowings in the current quarter and a reduction in higher interest rate debt on a year-to-date basis accounted for these decreases.

Other income — net decreased in the third quarter and the year-to-date period resulting primarily from a loss on asset disposals offset by increases in miscellaneous income.

Income taxes as a percent of pre-tax income approximates the statutory tax rates in effect. The percentage increase in the third quarter 2000 compared to 1999 is due mainly to the increase in state and local taxes on increased earnings. An effective tax rate of 38.4% was used in the third quarter of fiscal 2000 versus a rate of 35.6% for the third quarter of fiscal 1999. On a year-to-date basis, the rate is 37.0% in 2000 compared to 35.75% in 1999.

Net income for the quarter was $3,511,000 ($.53 per common share) which compares to $1,863,000 ($.28 per common share) for the same quarter last year. On a current trailing four quarters’ basis, net income was $10,421,000 ($1.56 per common share) compared to $7,428,000 ($1.11 per common share) for the prior four quarters, a 40.3% increase.

Impact of Inflation

Inflation increases the Company’s major costs, inventory and labor. The Company’s provisions for LIFO inventories for the past quarter has resulted in a decrease in cost of sales of $109,000 in the third quarter of 2000 compared to a decrease of $123,000 in the third quarter of 1999. On a year-to-date basis, LIFO provisions reduced the cost of sales by $202,000 in 2000 compared to a reduction of $346,000 in the same period of 1999. The Company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so in seeking to maintain its market share.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

Overview

Measures of liquidity for the third quarter of the last two years were as follows:

(Dollars in millions)	3rd Qtr. 2000	3rd Qtr. 1999

Working capital (1)	37.0	33.9

Unused lines of revolving credit	38.0	33.5

Current ratio (1)	1.56	1.51

(1)	Includes add-back of gross LIFO reserve.

During the thirty-nine weeks of fiscal 2000, the Company’s working capital (includes the add-back of the gross LIFO reserve) increased $2,170,000 from the Company’s fiscal year end on August 28, 1999. The working capital ratio was 1.56 to 1 at the end of this quarter compared to 1.56 to 1 at August 28, 1999 and 1.51 to 1 at May 29, 1999. Borrowings under the Company’s Revolving Credit Agreements decreased from year end mainly due to decreased capital expenditures and increased earnings.

The funds required by the Company on a continuing basis for working capital, capital expenditures, and other needs are generated principally through operations, long-term borrowings and capital leases, supplemented by borrowings under revolving credit note agreements which have been arranged primarily through institutional lenders. The Company is not aware of any trends, demands, commitments or uncertainties which will result or which are reasonably likely to result in a material change in the Company’s liquidity. During the third quarter of 2000 the Company borrowed against revolving credit agreements with the maximum amount outstanding under such agreements amounting to $13,800,000, with $7,000,000 being outstanding as of the end of the quarter.

Cash Flows from Operating Activities

Cash provided by operating activities increased approximately $5,174,000 from $16,358,000 to $21,532,000 for the comparative thirty-nine week period. This increase is attributable to the increase in net income compared to the same period a year earlier, along with an increase in accounts payable and accrued liabilities, offset by increases in notes and accounts receivable and merchandise inventories.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Cash Flows from Investing Activities

During the thirty-nine weeks of 2000, the Company used $5,135,000 of cash in investing activities, compared to $15,824,000 in the thirty-nine weeks of 1999. This resulted from decreased capital expenditures for property and equipment in 2000 versus 1999 as well as the acquisition of 2 stores in 1999.

Cash Flows from Financing Activities

Cash flows used in financing activities during the thirty-nine weeks of 2000 were $13,343,000 which compares to funds provided of $1,185,000 during the thirty-nine weeks of 1999. The increase was due to higher debt repayments and lower debt proceeds during the period compared to a year earlier.

Qualitative and Quantitative Disclosures about Market Risk

The Company’s market risks inherent in financial instruments result primarily from changes in U. S. interest rates. The Company is not a party to any material derivative financial instruments. The Company’s interest expense is most sensitive to changes in the general level of U. S. interest rates applicable to its U. S. dollar indebtedness. To mitigate the impact of fluctuations in variable interest rates, the Company could, at its option, convert to fixed interest rates by either refinancing variable rate debt with fixed rate debt or entering into interest rate swaps.

Cautionary Statement for Purposes of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Except for historical facts, all matters discussed in this report which are forward looking involve risks and uncertainties. A number of factors could adversely affect future results, liquidity and capital resources. These factors include, but are not limited to, competitive pressures from other major supermarket operators, including entry of new competitive stores in the Company’s market, the level of discounting by competitors, the stability of distribution incentives from suppliers, economic conditions in the Company’s primary markets and other uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings. Although management believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted.

Item 6. — Exhibits and Reports on Form 8-K.

      (a) Exhibits

27 Financial Data Schedule

      (b) Reports on Form 8-K.

Form 8-K filed April 7, 2000 regarding pending Merger with Spartan Stores, Inc.

/s/ Richard B. Iott
Signature
Richard B. Iott, President and Chief Executive Officer

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SEAWAY FOOD TOWN, INC. Registrant

Date July 10, 2000	By /s/ Richard B. Iott
Richard B. Iott, President and Chief Executive Officer

Date July 10, 2000	By /s/ Waldo E. Yeager
Waldo E. Yeager, Chief Financial Officer, Treasurer